Form 10-Q
period 2021-03-31
LENSAR, Inc.
filed 2021-05-06
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of April 30, 2021, there were 10,932,703 shares of the registrant’s Common Stock outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors” in this Quarterly Report. These risks and uncertainties include, but are not limited to:

•	our history of operating losses and ability to achieve or sustain profitability;
•	our ability to maintain, grow market acceptance of and enhance our LENSAR Laser System, including the development of our next generation system, ALLY;
•	the impact to our business, financial condition, results of operations and our suppliers as a result of the COVID-19 pandemic;
•	the willingness of patients to pay the price difference for our products compared to a standard cataract procedure covered by Medicare or other insurance;
•	our ability to grow our U.S. sales and marketing organization or maintain or grow an effective network of international distributors;
•	our future capital needs and our ability to raise additional funds on acceptable terms, or at all;
•	the impact to our business, financial condition and results of operations as a result of a material disruption to the supply or manufacture of our LENSAR Laser System;
•	our ability to compete against competitors that have longer operating histories, more established products and greater resources than we do;
•	our ability to address the numerous risks associated with marketing, selling and leasing our products in markets outside the United States;
•	the impact to our business, financial condition and results of operations as a result of exposure to the credit risk of our customers;
•	our ability to accurately forecast customer demand and our inventory levels;
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

RISK FACTOR SUMMARY

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

•	COVID-19 and actions taken to control the spread of COVID-19 have had an adverse impact on our business, and we expect this to continue.

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

v

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue
Product	$5,158	$4,103
Lease	1,111	976
Service	774	827
Total revenue	7,043	5,906
Cost of revenue (exclusive of amortization)
Product	2,090	1,206
Lease	251	416
Service	808	716
Total cost of revenue	3,149	2,338
Operating expenses
Selling, general and administrative expenses	6,035	4,779
Research and development expenses	2,746	1,571
Amortization of intangible assets	313	317
Operating loss	(5,200)	(3,099)
Other income (expense)
Interest expense	—	(604)
Other income, net	18	17
Net loss attributable to common stockholders	$(5,182)	$(3,686)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.56)	$(3.44)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	9,187	1,070

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$35,866	$40,599
Accounts receivable, net of allowance of $21 and $19, respectively	2,105	2,012
Notes receivable, net of allowance of $9 and $9, respectively	427	444
Inventories	13,021	13,473
Prepaid and other current assets	1,824	1,857
Total current assets	53,243	58,385
Property and equipment, net	744	832
Equipment under lease, net	3,773	3,583
Notes and other receivables, long-term, net of allowance of $7 and $9, respectively	364	452
Intangible assets, net	11,797	12,110
Other assets	3,622	3,758
Total assets	$73,543	$79,120
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,702	$2,481
Accrued liabilities	2,761	4,570
Deferred revenue	967	923
Other current liabilities	498	493
Total current liabilities	5,928	8,467
Long-term operating lease liabilities	3,189	3,314
Other long-term liabilities	97	129
Total liabilities	9,214	11,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at March 31, 2021 and December 31, 2020; 10,933 shares issued and outstanding at March 31, 2021 and December 31, 2020	109	109
Additional paid-in capital	127,395	125,094
Accumulated deficit	(63,175)	(57,993)
Total stockholders’ equity	64,329	67,210
Total liabilities and stockholders’ equity	$73,543	$79,120

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,182)	$(3,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	328	477
Amortization of intangible assets	313	317
Non-cash operating lease cost	129	135
Provision for expected credit losses	—	15
Write-down of inventory	4	—
Loss (Gain) on disposal of property and equipment	120	(5)
Stock-based compensation expense	2,320	38
Changes in operating assets and liabilities:
Accounts receivable	(95)	639
Prepaid and other current assets	33	180
Inventories	12	(3,896)
Accounts payable	(778)	680
Accrued liabilities	(1,828)	(1,626)
Other	5	368
Net cash used in operating activities	(4,619)	(6,364)
Cash flows from investing activities
Purchase of property and equipment	(114)	(103)
Proceeds from sale of property and equipment	—	10
Net cash used in investing activities	(114)	(93)
Cash flows from financing activities
Contributions from PDL	—	1,481
Distributions to PDL	—	(97)
Proceeds from note payable due to related party	—	3,000
Net cash provided by financing activities	—	4,384
Net decrease in cash, cash equivalents and restricted cash	(4,733)	(2,073)
Cash, cash equivalents and restricted cash at beginning of the period (1)	40,599	4,715
Cash, cash equivalents and restricted cash at end the period (2)	$35,866	$2,642

The accompanying notes are an integral part of these condensed financial statements

(1)	Includes restricted cash of zero and $100 as of December 31, 2020 and 2019, respectively.
(2)	Includes restricted cash of zero and $100 as of March 31, 2021 and 2020, respectively.

The restricted cash balance is included as part of Other assets in the condensed balance sheets.

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Cash paid for interest	$—	$205

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$435	$1,419
Phantom stock liability settled with common stock	$—	$783

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	1,070	$11	$7,621	$(38,185)	$(30,553)
Impact of adoption of ASC 326	—	—	—	(34)	(34)
Contributions from PDL	—	—	1,519	—	1,519
Distributions to PDL	—	—	(97)	—	(97)
Settlement of phantom stock-based awards	—	—	783	—	783
Net loss	—	—	—	(3,686)	(3,686)
Balance as of March 31, 2020	1,070	$11	$9,826	$(41,905)	$(32,068)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	10,933	$109	$125,094	$(57,993)	$67,210
Stock-based compensation	—	—	2,301	—	2,301
Net loss	—	—	—	(5,182)	(5,182)
Balance as of March 31, 2021	10,933	$109	$127,395	$(63,175)	$64,329

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

In September 2020, the Company’s former parent entity, PDL BioPharma, Inc. (“PDL”) announced its plans to pursue a separation and distribution of its medical device segment, which was solely comprised of its majority-owned subsidiary, LENSAR. On October 1, 2020, the previously planned spin-off was completed in the form of a dividend involving the distribution of substantially all outstanding shares of LENSAR common stock owned by PDL to holders of PDL common stock (“Spin-Off” or the “Distribution”). The Distribution was made to PDL’s stockholders of record as of the close of business on September 22, 2020 (the “Record Date”) and such stockholders received 0.075879 shares of LENSAR common stock for one PDL common share held as of close of business on the Record Date. Prior to the Distribution, PDL owned approximately 81.5% of LENSAR common stock. Following the completion of the distribution, PDL did not own any equity interest in LENSAR. LENSAR became an independent public company whose stock is listed and trading under the symbol “LNSR” on the Nasdaq Stock Market (“Nasdaq”).

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

The Company has incurred recurring losses and operating cash outflows since its inception and, as of March 31, 2021, had an accumulated deficit of $63,175. The Company expects to continue to incur losses and cash outflows from operating activities for the foreseeable future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 outbreak will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. In geographies in which the Company or its customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in further economic, social or labor instability or prolonged contractions in the industries in which the Company’s customers or partners operate, slow the sales process, result in customers not purchasing or renewing the Company’s products or failing to make payments, and could otherwise have a material adverse effect on the Company’s business and results of operations and financial condition. The Company has also experienced some supply chain disruptions and unavailability of various component parts needed for the LENSAR Laser System and the development of the ALLY laser system as a result of COVID-19. To date, the Company has maintained sufficient inventory to mitigate adverse impact from such disruptions and unavailability; however, the Company is continuing to monitor developments with respect to such disruptions and their potential impact on the Company’s business, results of operations and financial condition.

During 2020, PDL and the Company entered into a series of recapitalization transactions and capital contribution transactions as described below. Management believes the Company’s cash and cash equivalents on hand provide sufficient liquidity to meet the Company’s projected obligations for a period of at least twelve months from the date of issuance of these financial statements. The Company anticipates submitting an application for 510(k) clearance of ALLY, its next generation integrated cataract treatment system, to the United States Food and Drug Administration (“FDA”) by the end of the first quarter of 2022. As the Company gets closer to the commercial launch of ALLY later in 2022, it expects selling, general and administrative expenses to increase from current levels. Clearance of ALLY and its subsequent launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within the Company’s control.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

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

Basis of Presentation

These condensed financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, omit or condense certain footnotes and other information normally included. The condensed financial statements include all adjustments (consisting only of normal recurring adjustments), that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year. The December 31, 2020 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the Company’s annual audited financial statements and the related notes thereto for the fiscal year ended December 31, 2020, included in the Annual Report on Form 10-K (the “Annual Report”) as filed with the SEC.

Prior to the Spin-Off, these condensed financial statements were prepared on a stand-alone basis derived from the unaudited condensed consolidated financial statements and accounting records of PDL and are presented as if LENSAR had been operating as a

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

stand-alone company for all periods presented. These condensed financial statements exclude the assets, liabilities, revenue and expenses directly attributable to LENSAR’s wholly-owned subsidiary, PDL Investment Holdings, LLC (“PDLIH”). On August 20, 2020, the Company distributed 100% of its ownership interest in its wholly-owned subsidiary, PDLIH, to PDL. This distribution did not result in U.S. Federal or State income tax effects due to an election made by the Company and PDL following the Company’s separation from PDL under Internal Revenue Code (“IRC”) Section 336(e), which provides for a recharacterization of the distribution of stock as a deemed sale of assets for tax purposes. This election was made following the Spin-Off of all outstanding shares of LENSAR common stock owned by PDL to holders of PDL common stock.

For periods following the Spin-Off, these financial statements were prepared on a stand-alone basis from the Company’s accounting records.

During the periods prior to the Spin-Off presented in these financial statements, the operations of the Company were included in the consolidated U.S. federal and state income tax returns filed by PDL. Income tax expense and other income tax related information contained in the financial statements for those periods are presented on a separate return basis as if the Company had filed its own tax returns. For income tax purposes, LENSAR and PDL jointly made an election under IRC Section 336(e), which provides for a recharacterization of the Distribution of stock as a deemed sale of assets. This election was made following the Spin-Off and was effective as of October 2, 2020. As a result of this election, LENSAR’s research and development credits and net operating losses remained with PDL, and LENSAR recorded a tax-basis step up adjustment to reflect the fair value of all assets and liabilities on the date of the Spin-Off for tax purposes. In periods following the Spin-Off, LENSAR will file federal and state tax returns separate from PDL. The deferred income taxes of the Company as presented in these financial statements for periods prior to the Spin-Off, including tax attributes such as net operating losses or credit carryforwards, may not be indicative of the deferred tax assets available to the Company. For periods following the Spin-Off, tax attributes and deferred tax assets are indicative of LENSAR’s status as a separate Company for federal and state tax return filing purposes.

Prior to the Spin-Off, the assets, liabilities, revenue and expenses directly attributable to the Company’s operations have been reflected in these condensed financial statements on a historical cost basis, as included in the consolidated financial statements of PDL. The condensed statements of operations include expenses for certain corporate support functions that were provided by PDL such as administration and organizational oversight; including employee benefits, finance and accounting, treasury and risk management, professional and legal services, among others. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of expenses of the Company and PDL. Management of the Company and PDL considered the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. These allocations may not be reflective of the expenses that would have been incurred had the Company operated as a separate, unaffiliated entity apart from PDL. Actual costs that would have been incurred if LENSAR had been a stand-alone, public company would depend on multiple factors, including the chosen organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Following its separation on October 1, 2020, the Company performs these functions using its own resources or purchased services. For an interim period in 2021, however, some of these functions were provided by PDL as the Company entered into a transition service agreement with PDL in connection with the separation.

The Company was historically funded as part of PDL’s treasury program prior to the Spin-Off. Cash and restricted cash managed through bank accounts legally owned by PDL at the corporate level were not attributable to the Company for any of the periods presented. Only cash and restricted cash legally owned by the Company are reflected in the condensed balance sheets. All significant transactions between the Company and PDL were considered to be effectively settled for cash at the time the transaction was recorded, unless otherwise noted. Such transfers of cash to and from PDL have been included in these condensed financial statements as a component of equity in the condensed balance sheets and as a financing activity in the condensed statements of cash flows, unless otherwise noted.

Note 2. Summary of Significant Accounting Policies

Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the annual audited financial statements included in the Annual Report.

Accounting Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes to the condensed financial

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include, but are not limited to, cost allocations from PDL (prior to the Spin-Off), revenue recognition and allowance for expected credit losses, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, operating lease right-of-use assets and liabilities, and the recognition and measurement of current and deferred income tax assets and liabilities. Management evaluates its estimates on an ongoing basis as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s future business, results of operations and financial condition, including revenue, expenses, reserves and allowances, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on domestic and international customers and markets. The Company has made estimates of the impact of COVID-19 within its condensed financial statements and there may be changes to those estimates in future periods.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate the fair value based on the short-term maturities of these instruments. The carrying value of the Company’s notes receivable also approximates the fair value based on the associated credit risk.

Income Taxes

Income tax expense/(benefit) from continuing operations for the three months ended March 31, 2021 and 2020 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

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

Adopted Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC Topic 740, Income Taxes, and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years,

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have an effect on the condensed financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company reviewed recent pronouncements issued by the FASB and other authoritative standards groups with future effective dates and concluded the pronouncements are either not applicable to the Company or are not expected to have a material impact on the Company’s financial position or results of operations.

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
United States	$3,438	$2,814
South Korea	998	638
Europe	889	918
Asia (excluding South Korea)	542	424
Other	65	136
Total[1]	$5,932	$4,930

1 The table above does not include lease revenue of $1,111 and $976 for three months ended March 31, 2021 and 2020, respectively. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of March 31, 2021	As of December 31, 2020
Accounts receivable, current	Accounts receivable, net	$2,105	$2,012
Notes receivable, current	Notes receivable, net	$427	$444
Notes receivable, long-term	Notes and other receivables, long-term, net	$364	$452
Contract liability, current	Deferred revenue	$967	$923
Contract liability, non-current	Other long-term liabilities	$97	$128

Accounts Receivables, Net – Accounts receivables, net, include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value and are classified as current or noncurrent based on the timing of when the Company expects to receive payment. Most customers are on pre-paid or 30-day payment terms, depending on the product purchased. The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer credit worthiness, historical payment experience, the age of outstanding receivables, collateral to the extent applicable and reflects the possible impact of current conditions and reasonable forecasts not already reflected in historical loss information.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2020	$19
Provision for credit losses	2
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2021	$21

Accounts receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	15
Provision for credit losses	11
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2020	$26

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 5.75%. The Company recorded interest income on notes receivable during the three months ended March 31, 2021 and 2020 of $10 and $14, respectively.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2020	$18
Provision for credit losses	(2)
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2021	$16

Notes receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	19
Provision for credit losses	5
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2020	$24

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2020	$1,051
Billings not yet recognized as revenue	373
Beginning contract liabilities recognized as revenue	(360)
Contract liabilities as of March 31, 2021	$1,064

Contract liabilities as of December 31, 2019	$895
Billings not yet recognized as revenue	319
Beginning contract liabilities recognized as revenue	(298)
Contract liabilities as of March 31, 2020	$916

Transaction Price Allocated to Future Performance Obligations

At March 31, 2021, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $7,821. The Company expects to satisfy its remaining performance obligations by December 31, 2024, with $3,624 to be satisfied by December 31, 2021, $2,948 to be satisfied by December 31, 2022, and $1,249 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of March 31, 2021	As of December 31, 2020
Finished Goods	$9,268	$10,551
Work-in-progress	1,019	319
Raw Materials	2,734	2,603
Total	$13,021	$13,473

Note 5. Leases

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System. The Company’s leases have remaining lease terms of less than one year to three years. Lease revenue for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Lease revenue	$1,111	$976

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships[1,2]	$4,292	$(1,419)	$2,873	$4,292	$(1,326)	$2,966
Acquired technology[1,3]	11,500	(2,700)	8,800	11,500	(2,508)	8,992
Acquired trademarks [1]	570	(446)	124	570	(418)	152
	$16,362	$(4,565)	$11,797	$16,362	$(4,252)	$12,110

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

Amortization expense for three months ended March 31, 2021 and 2020 was $313 and $317, respectively.

Based on the intangible assets recorded at March 31, 2021, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2021	$927
2022	1,149
2023	1,097
2024	1,085
2025	1,074
2026	1,064
Thereafter	5,401
Total remaining estimated amortization expense	$11,797

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2021	As of December 31, 2020
Compensation	$1,670	$2,971
Professional services	792	$1,271
Warranty	62	79
Other	237	249
Total	$2,761	$4,570

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 8. Series A Preferred Stock

The Company authorized and issued 30 shares of Series A Preferred Stock, par value $0.01 to PDL in May 2017. The Series A Preferred Stock had an aggregate liquidation preference of $30,000 (“stated value”), plus all accumulated and unpaid dividends (whether or not declared). Dividends on each share of Series A Preferred Stock initially accrued on an annual basis at a rate of 15.0% per annum of the stated value, and subsequently decreased to 5.0% per annum of the stated value effective January 1, 2019 as amended in December 2018.

Dividends were to be payable when and if declared by the board of directors. No dividends were declared by the board of directors from the time of issuance to the Series A Preferred Stock Recapitalization.

Prior to the Series A Preferred Stock Recapitalization, the Series A Preferred Stock was accounted for as a liability on the Company’s condensed balance sheets because it was mandatorily redeemable. Upon completion of the Series A Preferred Stock Recapitalization, the Company does not currently have any shares of Series A Preferred Stock outstanding. See Note 1, Overview and Basis of Presentation, for more information on the Series A Preferred Stock Recapitalization. Interest expense recognized on the Series A Preferred Stock was $0 and $398 for the three months ended March 31, 2021 and 2020, respectively.

Note 9. Commitments and Contingencies

Purchase Obligation

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $2,106 by September 30, 2021. LENSAR expects to meet these requirements. LENSAR made purchases of $132 and $0 under these supply agreements during the three months ended March 31, 2021 and 2020, respectively.

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

Note 10. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three months ended March 31, 2021 and 2020.

Note 11. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

On July 9, 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of March 31, 2021 the Company has reserved 3,880 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balances, December 31, 2020	1,188
Authorized	547
Granted/Awarded	(292)
Cancelled	2
Balances, March 31, 2021	1,445

Stock Options

The exercise price of incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) shall not be less than 100% of the fair market value on the grant date of the option and the term may not exceed 10 years. The exercise price of ISOs granted to a 10% stockholder shall not be less than 110% of the estimated fair market value on the grant date of the option and the term may not exceed five years. To date, options have a term of 10 years and generally vest over three or four years from the grant date.

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—	—	$—
Options granted	292	$7.97
Options exercised	—	$—
Options cancelled	(2)	$8.27
Outstanding at March 31, 2021	290	$7.97	9.9	$15

Vested and expected to vest at March 31, 2021	290	$7.97	9.9	$15
Vested and exercisable at March 31, 2021	8	$8.27	9.7	$—

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $5.08. The total fair value of options vested during the three months ended March 31, 2021 was approximately $40. Total unrecognized compensation expense of $1,392 related to stock options will be recognized over a weighted average period of 3.4 years.

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the three months ended March 31, 2021:

Three Months Ended March 31,
2021
Risk-free interest rate	0.6 - 1.1%
Expected term (years)	6
Expected volatility	72 - 73%
Dividends	0.0%

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Expected term: The expected term for the Company’s stock-based compensation awards was based on an index of the expected terms of a group of comparable publicly-traded medical device and other peer companies, which the Company believed was representative of the expected term of its awards.

Risk-free interest rate: The risk-free interest rate was based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected term.

Expected volatility: The expected volatility for the Company’s stock-based compensation awards was based on an index of the historical volatilities of a group of comparable publicly-traded medical device and other peer companies, which the Company believed was representative of the volatility of its common stock.

Expected dividend yield: The Company does not intend to pay dividends for the foreseeable future. Accordingly, the Company used a dividend yield of zero in the assumptions.

Restricted Stock Awards

Restricted stock has the same rights as other issued and outstanding shares of the Company’s common stock. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant. Under the Company’s restricted stock plans, restricted stock awards typically vest over three years and compensation expense associated with these awards is recognized on a straight-line basis over the vesting period.

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	2,050	$10.30
Restricted stock awards granted	—	$—
Restricted stock awards vested	(342)	$10.44
Restricted stock awards cancelled	—	$—
Non-vested at March 31, 2021	1,708	$10.27

The total fair value of restricted stock awards vested during the three months ended March 31, 2021 was approximately $3,575. At March 31, 2021 there was approximately $11,015 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years. The number of restricted stock awards that are expected to vest are as follows: 135 in the quarter ending June 30, 2021; 121 in the quarter ending September 30, 2021; 120 in the quarter ending December 31, 2021; 338 in the quarter ending March 31, 2022; 140 in the quarter ending June 30, 2022; 113 in the quarter ending September 30, 2022; 113 in the quarter ending December 31, 2022; 237 in the quarter ending March 31, 2023; 136 in the quarter ending June 30, 2023; 180 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at March 31, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the IRC.

As of March 31, 2021, no shares of common stock have been issued to employees participating in the 2020 ESPP and 340 shares were available for future issuance under the 2020 ESPP.

The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

Phantom Stock Plan

LENSAR had a phantom stock plan under which it granted phantom stock units to LENSAR directors and employees. In connection with the Company’s issuance of stock awards under the 2020 Plan, all remaining outstanding awards under the Phantom Stock Plan were cancelled, and no further awards are outstanding under such plan.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan, the 2020 ESPP and the Phantom Stock Plan in the Company’s condensed statements of operations:

	Three Months Ended March 31,
	2021	2020
Cost of revenue – product	$75	$—
Cost of revenue – service	41	—
Selling, general and administrative expenses	1,984	47
Research and development expenses	220	—
Total	$2,320	$47

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2021	$3,835
2022	5,089
2023	3,250
2024	205
2025	28
Thereafter	—
Total unrecognized stock-based compensation expense	12,407

The amounts included in this table are based on restricted stock awards and stock options outstanding at March 31, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

PDL Equity Incentive Plan

PDL had equity incentive plans under which it granted equity awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards. PDL granted awards to one LENSAR employee, which consisted of restricted stock awards. There were no other grants to LENSAR employees of any other award types under PDL’s equity incentive plan.

Stock-based compensation expense related to the PDL awards for the three months ended March 31, 2021 and 2020 was approximately $0 and $38, respectively, recorded in selling, general, and administrative expenses.

The total fair value of restricted stock awards vested during the three months ended March 31, 2021 and 2020 was approximately $0 and $65, respectively.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(5,182)	$(3,686)
Weighted average number of shares of common stock	9,187	1,070
Basic and diluted net loss per share	$(0.56)	$(3.44)

The Company applied the two-class method for calculating net loss per share. The two-class method is an allocation of losses between the holders of common stock and the Company’s participating securities. Net loss attributable to common stockholders is computed by deducting the dividends accumulated for the period on the Series A Preferred Stock from the Company’s net loss. Interest expense on the Series A Preferred Stock is calculated using the effective interest method. The adjustment, if any, to the net loss is the portion of the cumulative dividends in excess of the interest expense on the Series A Preferred Stock. There were no cumulative dividends in excess of interest expense during the three months ended March 31, 2021 and 2020.

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. For the three months ended March 31, 2021, the Company excluded 1,708 shares underlying unvested restricted stock awards and 290 outstanding stock options from its net loss per diluted share calculations because their effect was anti-dilutive. Under the 2020 Plan, there were no outstanding restricted stock awards and stock options as of March 31, 2020.

Note 13. Related Party Transactions

In the ordinary course of business, the Company entered into transactions with PDL.

Corporate Allocations

The Company’s condensed financial statements include expenses of $0 and $1,585 for the three months ended March 31, 2021 and 2020, respectively, allocated to the Company by PDL for corporate support functions that were provided by PDL such as administration and organizational oversight; including employee benefits, finance and accounting, treasury and risk management, professional and legal services, among others. Allocated costs were included within selling, general and administrative expenses in the accompanying condensed statements of operations. A portion of these allocated costs related to certain cross charges that were historically cash settled and included in the condensed statements of cash flows as operating activities. As of March 31, 2021 and December 31, 2020, $0 corporate allocation costs were outstanding.

No costs related to the separation of LENSAR incurred by PDL have been allocated to the Company for the three months ended March 31, 2021 and 2020.

Note Payable to Related Party

In May 2017, the Company entered into a loan agreement with PDL. Under the loan agreement, the maximum aggregate principal amount that LENSAR could draw from the loan agreement was $25,600. On April 15, 2020, the Company and PDL, upon mutual agreement, increased the credit limit that LENSAR can draw from PDL under the loan agreement by $7,000 to a total of $32,600. LENSAR drew an additional $12,400 under the loan agreement during the year ended December 31, 2020. Immediately before the Note Payable Recapitalization, the Company had drawn the full amount under the amended loan agreement. The interest expense incurred during the three months ended March 31, 2021 and 2020 was $0 and $206, respectively, and is included in interest expense.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

As of March 31, 2021, Company does not have a Note payable due to related party. See Note 1, Overview and Basis of Presentation, for more information on the Note Payable Recapitalization.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factor Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements.

Spin-Off

On October 1, 2020, PDL completed a spin-off of LENSAR, Inc., its medical device business segment (“Spin-Off”). The Spin-Off was in the form of a dividend involving the distribution of substantially all outstanding shares of LENSAR common stock owned by PDL to holders of PDL common stock. The Spin-Off created a separate, independent, publicly traded global medical device company focused on designing, developing and marketing an advanced femtosecond laser system for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. In connection with the Spin-Off, our stock began trading under the symbol “LNSR” on the Nasdaq Stock Market LLC (“Nasdaq”).

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

The cash flows related to payables due to PDL for certain historical cross charge cost allocations were reflected in our condensed statements of cash flows as operating activities. The cash flows, prior to our recapitalization, related to the note payable due to PDL and our Series A Preferred Stock were reflected in our condensed statements of cash flows as financing activities since these balances represent amounts financed by PDL. Transactions with PDL that were not historically settled in cash or were not expected to be settled in cash have been included in the condensed balance sheets as a component of equity and are reflected in our condensed statements of cash flows as financing activities. In July 2020, we entered into a contribution and exchange agreement with PDL, whereby we issued to PDL a total of 2.8 million shares of our common stock in exchange for the extinguishment of the $32.6 million outstanding, including accrued interest, we owed to PDL under the term loan facility we entered into with PDL in May 2017 and amended in July 2020, or the Credit Agreement. In July 2020, we issued to PDL a total of 3.4 million shares of our common stock in exchange for the extinguishment of all 30,000 shares of our Series A Preferred Stock, including any accrued and unpaid dividends thereon. We currently do not have any shares of Series A Preferred Stock outstanding. On September 10, 2020, we amended and restated our certificate of incorporation to effect a one-for-nine reverse stock split of our common stock. All issued and outstanding shares of common stock, other common stock share numbers, equity awards and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

In connection with the Spin-Off, we entered into several agreements with PDL that govern the future relationship between us and PDL and impose certain obligations on us following the Spin-Off and which may cause us to incur new costs, including a Separation and Distribution Agreement, a Transition Services Agreement and a Tax Matters Agreement.

As an independent public company, we perform the functions described above using our own resources or purchased services. For an interim period, however, some of these functions were provided by PDL under the transition service agreements with PDL as described above in connection with the Spin-Off.

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

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions. In the United States, we sell our products through a direct sales organization that, as of March 31, 2021, consisted of approximately 30 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, technical and customer support personnel. We currently manufacture our LENSAR Laser System at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $5.9 million for the three months ended March 31, 2020 to $7.0 million for the three months ended March 31, 2021, representing an increase of 19.3%, primarily due to sales of the LENSAR Laser System and increased sales of procedure licenses. Our net losses were $5.2 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively. Additionally, our installed base of LENSAR Laser Systems has increased from approximately 225 as of December 31, 2020 to approximately 230 as of March 31, 2021.

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

On March 11, 2020, the World Health Organization declared a global pandemic, as the outbreak of a novel strain of coronavirus spread throughout the world. The outbreak of COVID-19 has significantly disrupted our business operations and adversely impacted our business, as non-essential medical procedures, including cataract surgeries, were suspended or significantly decreased in many geographic areas in which we operate for approximately three months. Actions taken to mitigate coronavirus have had, and are expected to continue to have, an adverse impact on the geographical areas in which we operate, and we are making adjustments intended to assist in protecting the safety of our employees and communities while continuing our business activities where possible and legally permitted. To date, implementation of these measures has not required material expenditures, but the temporary suspension of non-essential medical services significantly impacted our revenues and cash flows in 2020 as well as increasing our inventories, and the pandemic continues to disrupt our commercial operations. During the second quarter of 2020, we made lease concessions to several customers related to the effects of the COVID-19 pandemic, which adversely impacted revenue recognized during the period. In return for these concessions, the related contracts were extended by the same number of months waived. Although procedure volume has returned to pre-pandemic levels in the United States and Europe, the COVID-19 pandemic continues to negatively influence our ability to grow system placements at historical levels. We have also experienced some supply chain disruptions and unavailability of various component parts needed for our LENSAR Laser System and the development of our ALLY laser system as a result of COVID-19. To date, we have maintained sufficient inventory to mitigate adverse impact from such disruptions and unavailability; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PID and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the LENSAR Laser System surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our LENSAR laser systems. For the three months ended March 31, 2021, approximately 91% of our revenue was attributable to recurring sources, compared to 99% for the three months ended March 31, 2020.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change from Prior
(Dollars in thousands)	2021	2020	Year (%)
Revenue
Product	$5,158	$4,103	25.7%
Lease	1,111	976	13.8%
Service	774	827	(6.4)%
Total revenue	$7,043	$5,906	19.3%
Cost of revenue (exclusive of amortization)
Product	$2,090	$1,206	73.3%
Lease	251	416	(39.7)%
Service	808	716	12.8%
Total cost of revenue	$3,149	$2,338	34.7%

Revenue

Total revenue for the three months ended March 31, 2021 increased by $1.1 million, or 19.3%, compared to the three months ended March 31, 2020.

Product revenue for the three months ended March 31, 2021 increased by $1.1 million, or 25.7%, compared to the three months ended March 31, 2020.  The increase was primarily attributable to sales of the LENSAR Laser System and increased sales of procedure licenses.

Service revenue was consistent at $0.8 million for each of the three months ended March 31, 2021 and 2020.

Geographically, the increase in product and service revenue combined was primarily attributable to increased net revenues in the U.S. as sales volume exceeded pre-COVID levels. Our U.S. sales represented 58.0% and 57.1% of product revenue for the three months ended March 31, 2021 and 2020, respectively.

Lease revenue for the three months ended March 31, 2021 increased by $0.1 million compared to the three months ended March 31, 2020.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2021 increased by $0.8 million, or 34.7%, compared to the three months ended March 31, 2020.

Cost of product revenue for the three months ended March 31, 2021 increased by $0.9 million, or 73.3%, compared to the three months ended March 31, 2020. The increase was primarily attributable to the number of sales of LENSAR Laser Systems, which have a lower gross margin than procedure licenses, and increased sales of procedure licenses between the periods.

Cost of service revenue for the three months ended March 31, 2021 increased by $0.1 million compared to the three months ended March 31, 2020.

Cost of lease revenue for the three months ended March 31, 2021 decreased by $0.2 million, or 39.7%, compared to the three months ended March 31, 2020. This decrease was primarily attributable to a decrease in rental depreciation as LENSAR Laser Systems reached the end of their depreciable life but were still active under lease arrangements in the field.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2021 were $6.0 million, an increase of $1.3 million, or 26.3%, compared to $4.8 million for the three months ended March 31, 2020. The increase was due to an increase in personnel expense of $1.4 million primarily due to stock-based compensation expense. Selling, general and administrative expenses for the three months ended March 31, 2020 include $1.6 million of expenses allocated from PDL for corporate support functions. As we get closer to submitting the application for 510(k) clearance of ALLY to the U.S. Food and Drug Administration, currently expected by the end of the first quarter of 2022, and the projected commercial launch of ALLY in the latter half of 2022, we expect selling, general and administrative expense to increase from current levels.

Research and Development. Research and development expenses for the three months ended March 31, 2021 were $2.7 million, an increase of $1.2 million, or 74.8%, compared to $1.6 million for the three months ended March 31, 2020. The increase was primarily attributable to increased expenses of $0.7 million for the development of ALLY largely associated with increased consulting and supply expenses and increased personnel expenses of $0.5 million primarily due to additional personnel and stock-based compensation expense.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended March 31, 2021, consistent with the three months ended March 31, 2020.

Other Income (Expense)

Interest expense decreased by $0.6 million, or 100.0%, to $0 for the three months ended March 31, 2021 from $0.6 million for the three months ended March 31, 2020. The decrease was attributable to a recapitalization of the Company in the third quarter of 2020, resulting in the elimination of interest expense related to our Series A Preferred Stock and on the outstanding note from PDL.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net loss	$(5,182)	$(3,686)
Add: Interest expense	—	604
Less: Interest income	(18)	(17)
Add: Depreciation expense	328	477
Add: Amortization expense	313	317
EBITDA	(4,559)	(2,305)
Add: Stock-based compensation expense	2,320	85
Adjusted EBITDA	$(2,239)	$(2,220)

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

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2021 and 2020, we had net losses of $5.2 million and $3.7 million, respectively, and as of March 31, 2021, we had an accumulated deficit of $63.2 million. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue to build our commercial and clinical infrastructure, pursue development and FDA clearance of our proprietary, next generation integrated cataract treatment system, known as ALLY, and invest in research and development. In addition, as a stand-alone public company, we will incur significant legal, accounting and other expenses that we did not incur as a subsidiary of PDL.

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

On August 24, 2020, we received a capital contribution of $29.0 million from PDL, and we issued 0.7 million shares of common stock to PDL in exchange for $8.3 million. The remaining $20.7 million was in the form of a cash contribution.

On September 29, 2020, we issued an additional 9,000 shares of additional common stock to PDL in exchange for $0.1 million cash.

Historically, as our former parent, PDL provided us cash management and other treasury services. Following the Spin-Off, PDL no longer provides such services, and our primary sources of liquidity are our cash on hand, cash from the sale and lease of our systems and the sale of our consumables. We may raise additional capital from equity or debt financings or from other sources. As of March 31, 2021, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and launch of ALLY, which is projected to occur in the latter half of 2022.

As we get closer to the commercial launch of ALLY later in 2022, we expect selling, general and administrative expenses to increase from current levels. Clearance of ALLY and its subsequent launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within our control.

Our liquidity needs will be largely determined by the success of our operations regarding the successful commercialization of our existing products and the progression, anticipated clearance and launch of ALLY in the future. We will need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources to continue our operations beyond 2022. We may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(4,619)	$(6,364)
Net cash used in investing activities	(114)	(93)
Net cash provided by financing activities	—	4,384
Net decrease in cash, cash equivalents and restricted cash	$(4,733)	$(2,073)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $4.6 million, consisting primarily of a net loss of $5.2 million and a decrease in net operating assets of $2.7 million, partially offset by non-cash charges of $3.2 million. The decrease in net operating assets was primarily due to changes in accounts payable and accrued liabilities. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2020 was $6.4 million, consisting primarily of a net loss of $3.7 million and a decrease in net operating assets of $3.7 million, partially offset by non-cash charges of $1.0 million. The decrease in net operating assets was primarily due to changes in inventories and accrued liabilities. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $0.1 million, which consisted primarily of capital expenditures for property and equipment.

Net cash used in investing activities for the three months ended March 31, 2020 was $0.1 million, which consisted primarily of capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $0.

Net cash provided by financing activities for the three months ended March 31, 2020 was $4.4 million, primarily due to the proceeds of $3.0 million from the note with PDL and $1.5 million of capital contribution from PDL, partially offset by $0.1 million distributions to PDL.

Stock-Based Incentive Plan

On July 9, 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2020, we granted restricted stock awards to directors and employees to maintain proportionate ownership after the Spin-Off. During the three months ended March 31, 2021, we granted stock options directors and employees. We intend to grant stock options as part of our overall compensation package to employees.

At March 31, 2021, there was approximately $11.0 million and $1.4 million of total unrecognized compensation expense related to restricted stock awards and stock options, respectively, which is expected to be recognized over a weighted-average period of 1.3 years and 3.4 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2021	$3,835
2022	5,089
2023	3,250
2024	205
2025	28
Thereafter	—
Total unrecognized stock-based compensation expense	12,407

The amounts included in this table are based on restricted stock awards and stock options outstanding at March 31, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Off Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2021:

	Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases (1)	$393	$1,088	$1,149	$1,160	$3,790
Purchase obligations (2)	2,106	—	—	—	2,106
Total contractual obligations	$2,499	$1,088	$1,149	$1,160	$5,896

(1)	Amounts represent the lease for the LENSAR corporate office and manufacturing facility in Orlando, Florida.
(2)	Consists of a $2.1 million minimum purchase obligation for inventory components for the manufacture and supply of certain components. LENSAR expects to meet these requirements.

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

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its Financial Statements and accompanying notes. Note 2, Summary of Significant Accounting Policies, to our financial statements included in the Annual Report describes the significant accounting policies and methods used in the preparation of our financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. Actual results may differ from these estimates and such differences may be material. As of March 31, 2021, there were no other significant changes to any of our critical accounting policies.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $35.9 million as of March 31, 2021. Our cash and cash equivalents are held in deposit demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2021.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the LENSAR Laser System’s ability to operate for lack of payment and, in the case of notes receivable, repossess the LENSAR Laser System if scheduled payments lapse. As of March 31, 2021, two customers accounted for 12% and 11% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2019 and 2020, we had net losses of $14.7 million and $19.8 million, respectively, and for the three months ended March 31, 2020 and 2021, we had net losses of $3.7 million and $5.2 million, respectively. As of March 31, 2021, we had an accumulated deficit of $63.2 million. We expect to continue to incur losses for the foreseeable future as we continue to build our commercial and clinical infrastructure, pursue development and FDA clearance of our proprietary, next generation integrated cataract treatment system, known as ALLY, and invest in research and development. In addition, as a result of becoming a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

COVID-19 and actions taken to control the spread of COVID-19 have had an adverse impact on our business, and we expect this to continue.

The outbreak of a novel coronavirus, or COVID-19, has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 and actions taken to control the spread of COVID-19 have significantly impacted our business, and we expect them to continue to do so. For example, many jurisdictions imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities, including the suspension or restriction of elective surgeries and various business operations. These types of orders and restrictions resulted in a significant decrease in the number of and demand for non-essential or elective medical procedures, including cataract surgeries, during 2020. Additionally, some of our employees are still subject to remote working arrangements and restricted business-related travel. The respective commercial teams of certain of the third parties that act as our distributors in international markets have chosen or have been forced to take similar action, and those or other distributors may choose or be forced to take similar action in the future. Neither we, nor our distributors have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. While the implementation of these measures has not required material expenditures to date, the suspension of non-essential medical services during 2020 significantly impacted our revenues and cash flows and significantly impacted our ability to operate our commercial operations. Furthermore, these developments, including their long-term impact on our suppliers, may adversely affect the availability of parts and components needed for our LENSAR Laser Systems and for our development of ALLY or, if such conditions persist, the commercial success of ALLY. In addition, the COVID-19 pandemic has resulted in, and may continue to result in, historically high unemployment rates, which typically result in lower rates of private health insurance. Even if procedures in which our LENSAR Laser Systems are used are covered or reimbursable by third-party payors, patients may not have adequate insurance coverage or other discretionary income to pay for a procedure in which one of our LENSAR Laser Systems is used, which would in turn adversely impact our future revenue and results of operations. Furthermore, industry meetings and conferences have moved to a virtual format, which severely limits our ability to meet and interact with surgeons and staff, display our technology, conduct user group meetings, and network as a means to market and sell our product.

The continued spread of COVID-19 has also led to extreme disruption and volatility in the global capital markets, which may increase the cost of, and adversely impact access to, capital and increases economic uncertainty. While we expect COVID-19 to continue to impact our business, operations and revenue growth, given the rapid and evolving nature of the virus and the uncertainty about its impact on society and the global economy, we cannot predict with certainty the extent to which it will affect our operations, particularly if these impacts persist or worsen over an extended period of time. Furthermore, any similar pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or in which we sell or lease our LENSAR Laser Systems may adversely affect our business.

In addition to the COVID-19 disruptions adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks relating to changes in consumer demand; our ability to maintain and grow significant market acceptance; our ability to enhance our LENSAR Laser System; our ability to grow our marketing team; patients’ and surgeons’ willingness and ability to pay for an advanced cataract procedure over a standard cataract procedure; our future capital needs; disruption in the long-term supply and manufacturing of our products by suppliers; increased credit risks associated with our customers; and regulatory restrictions.

Patients may not be willing to pay for the price difference between a standard cataract procedure and an advanced cataract procedure in which a laser system such as ours is used, an increment which is typically not covered by Medicare, private insurance or other third-party payors.

Payment for a standard cataract procedure is typically covered by Medicare, private insurance or other third-party payors. However, a cataract patient seeking a greater and more versatile visual outcome may desire an advanced cataract procedure involving a laser system such as ours. The patient is typically responsible for the additional costs associated with the use of these premium technologies in the physician’s practice, hospital outpatient surgical facilities, in-office surgical suites and ASCs. Due to this additional cost, patients may not elect to have such a procedure and our business may not grow as anticipated. Our future success depends in part upon patients achieving better visual outcomes from procedures using our LENSAR Laser System, or procedures involving similar laser systems that meets their expectations. If patients are not adequately satisfied with the results of such procedures, they or their surgeons may be less willing to recommend these procedures to other patients.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System as well as purchases of our consumables and licensed applications outside of the United States. For the year ended December 31, 2020, three customers each accounted for 12% of our revenue. As of March 31, 2021, two customers accounted for 12% and 11% of our accounts receivable, net. This customer concentration exposes us to a material adverse effect if either of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

As of the date of this Quarterly Report, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and the commercial launch of ALLY, which is projected to occur in the latter half of 2022. However, if these amounts are insufficient to satisfy our liquidity requirements, we may seek additional funds from public and private stock offerings, borrowings under credit facilities or other sources that we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including, but not limited to:

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

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our LENSAR Laser System and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We are also relying on a third party to develop and manufacture the phacoemulsification component of ALLY. If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delay in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability of various component parts needed for our LENSAR Laser System and the development of ALLY. For example, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing disruptions in the supply of various component parts needed for our LENSAR Laser System and the development of ALLY. Our efforts to maintain an adequate supply of inventory may not be sufficient and, the long-term loss of these suppliers, or their long-term inability to provide us with an adequate supply of components or products, could potentially cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. If it becomes necessary to identify and qualify a suitable second source to replace one of our key suppliers, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could also result in delay. Any disruption of this nature or increased expense could harm our commercialization efforts and could have a material adverse effect on our business, financial condition and results of operations.

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

Our historical financial information may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented or those that we will achieve in the future. The costs and expenses reflected in our historical financial data include an allocation for certain corporate functions historically provided by PDL, including shared services and infrastructure provided by PDL to us, such as costs of information technology, accounting, tax and legal services, and other corporate and infrastructure services that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. Our historical financial information does not reflect changes that will occur in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements. Accordingly, the historical financial information presented in this Quarterly Report should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly traded company or to be a reliable indicator of what our financial condition or results of operations actually could be in the future.

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

We own numerous issued patents and pending patent applications. As of March 31, 2021, we owned approximately 32 U.S. patents, 34 pending U.S. patent applications, 71 issued foreign patents, and 40 pending foreign and Patent Cooperation Treaty applications, and we also exclusively licensed two U.S. patents, four pending U.S. patent applications, and two pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2021 is set forth below:

(Dollars and shares in thousands)	Total Number of Shares Purchased (1)	Approximate Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2021	13,645	$6.36	—	$—
February 1 through February 28, 2021	—	—	—	—
March 1 through March 31, 2021	—	—	—	—
Total	13,645	$6.36	—	$—
(1)

Represents shares of our common stock surrendered or deemed surrendered and sold by the Company on behalf of employees who are not subject to Section 16 of the Exchange Act in order to satisfy their statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards granted under our 2020 Incentive Award Plan. The number of shares withheld were based on the fair market value of our common stock on the sale dates. The shares surrendered or deemed surrendered are not a part of a repurchase program, but are authorized under our 2020 Incentive Award Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

10.1#	Non-Employee Director Compensation Program (as amended)					*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase					*

101.LAB	XBRL Taxonomy Extension Label Linkbase					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*

+	Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).
#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: May 6, 2021	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)