Form 10-Q
period 2021-06-30
LENSAR, Inc.
filed 2021-08-06
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

As of July 31, 2021, there were 10,956,688 shares of the registrant’s Common Stock outstanding.

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

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product	$6,056	$3,993	$11,214	$8,096
Lease	1,140	470	2,251	1,446
Service	726	584	1,500	1,411
Total revenue	7,922	5,047	14,965	10,953
Cost of revenue (exclusive of amortization)
Product	2,366	2,262	4,456	3,468
Lease	268	280	519	696
Service	830	559	1,638	1,275
Total cost of revenue	3,464	3,101	6,613	5,439
Operating expenses
Selling, general and administrative expenses	5,518	4,041	11,553	8,820
Research and development expenses	3,006	1,434	5,752	3,005
Amortization of intangible assets	309	314	622	631
Operating loss	(4,375)	(3,843)	(9,575)	(6,942)
Other income (expense)
Interest expense	—	(671)	—	(1,275)
Other income, net	13	17	31	34
Net loss attributable to common stockholders	$(4,362)	$(4,497)	$(9,544)	$(8,183)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.47)	$(4.20)	$(1.03)	$(7.65)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	9,296	1,070	9,242	1,070

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$34,554	$40,599
Accounts receivable, net of allowance of $27 and $19, respectively	2,695	2,012
Notes receivable, net of allowance of $9 and $9, respectively	436	444
Inventories	12,449	13,473
Prepaid and other current assets	1,432	1,857
Total current assets	51,566	58,385
Property and equipment, net	734	832
Equipment under lease, net	4,937	3,583
Notes and other receivables, long-term, net of allowance of $6 and $9, respectively	275	452
Intangible assets, net	11,487	12,110
Other assets	3,485	3,758
Total assets	$72,484	$79,120
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,858	$2,481
Accrued liabilities	3,292	4,570
Deferred revenue	1,071	923
Other current liabilities	502	493
Total current liabilities	7,723	8,467
Long-term operating lease liabilities	3,061	3,314
Other long-term liabilities	72	129
Total liabilities	10,856	11,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at June 30, 2021 and December 31, 2020; 10,957 and 10,933 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	110	109
Additional paid-in capital	129,055	125,094
Accumulated deficit	(67,537)	(57,993)
Total stockholders’ equity	61,628	67,210
Total liabilities and stockholders’ equity	$72,484	$79,120

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,544)	$(8,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	670	808
Amortization of intangible assets	622	631
Non-cash operating lease cost	258	269
Provision for expected credit losses	5	33
Write-down of inventory	4	—
Loss on disposal of property and equipment	120	11
Stock-based compensation expense	3,750	38
Changes in operating assets and liabilities:
Accounts receivable	(691)	751
Prepaid and other current assets	423	203
Inventories	(840)	(5,986)
Accounts payable	326	(68)
Accrued liabilities	(1,236)	(741)
Other	52	495
Net cash used in operating activities	(6,081)	(11,739)
Cash flows from investing activities
Purchase of property and equipment	(134)	(255)
Proceeds from sale of property and equipment	—	20
Net cash used in investing activities	(134)	(235)
Cash flows from financing activities
Contributions from PDL	—	1,771
Distributions to PDL	—	(97)
Proceeds from note payable due to related party	—	10,400
Proceeds from issuance of common stock under employee stock purchase plan	170	—
Net cash provided by financing activities	170	12,074
Net decrease in cash, cash equivalents and restricted cash	(6,045)	100
Cash, cash equivalents and restricted cash at beginning of the period (1)	40,599	4,715
Cash, cash equivalents and restricted cash at end the period (2)	$34,554	$4,815

The accompanying notes are an integral part of these condensed financial statements

(1)	Includes restricted cash of $100 as of December 31, 2019.
(2)	Includes restricted cash of $100 as of June 30, 2020.

The restricted cash balance is included as part of Other assets in the condensed balance sheets.

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information
Cash paid for interest	$—	$478
Cash paid for taxes	$19	$—

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$1,860	$1,419
Accounts payable for purchases of Property and equipment	$51	$—
Phantom stock liability settled with common stock	$—	$783

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	10,933	$109	$125,094	$(57,993)	$67,210
Stock-based compensation	—	—	2,301	—	2,301
Net loss	—	—	—	(5,182)	(5,182)
Balance as of March 31, 2021	10,933	109	127,395	(63,175)	64,329
Issuance of common stock under the 2020 ESPP	24	1	169	—	170
Stock-based compensation	—	—	1,491	—	1,491
Net loss	—	—	—	(4,362)	(4,362)
Balance as of June 30, 2021	10,957	$110	$129,055	$(67,537)	$61,628

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	1,070	$11	$7,621	$(38,185)	$(30,553)
Impact of adoption of ASC 326	—	—	—	(34)	(34)
Contributions from PDL	—	—	1,519	—	1,519
Distributions to PDL	—	—	(97)	—	(97)
Settlement of phantom stock-based awards	—	—	783	—	783
Net loss	—	—	—	(3,686)	(3,686)
Balance as of March 31, 2020	1,070	11	9,826	(41,905)	(32,068)
Contributions from PDL	—	—	290	—	290
Net loss	—	—	—	(4,497)	(4,497)
Balance as of June 30, 2020	1,070	$11	$10,116	$(46,402)	$(36,275)

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

The Company has incurred recurring losses and operating cash outflows since its inception and, as of June 30, 2021, had an accumulated deficit of $67,537. The Company expects to continue to incur losses and cash outflows from operating activities for the foreseeable future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic. The extent to which the COVID-19 outbreak will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. In geographies in which the Company or its customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in further economic, social or labor instability or prolonged contractions in the industries in which the Company’s customers or partners operate, slow the sales process, result in customers not purchasing or renewing the Company’s products or failing to make payments, and could otherwise have a material adverse effect on the Company’s business and results of operations and financial condition. The Company has also experienced some supply chain disruptions and unavailability of various component parts needed for the LENSAR Laser System and the development of the ALLY laser system as a result of COVID-19, including increasing lead times required for the ordering of component parts to ensure timely delivery. To date, the Company has maintained sufficient inventory to mitigate adverse impact from such disruptions and unavailability; however, the Company is continuing to monitor developments with respect to such disruptions and their potential impact on the Company’s business, results of operations and financial condition.

During 2020, PDL and the Company entered into a series of recapitalization transactions and capital contribution transactions as described below. Management believes the Company’s cash and cash equivalents on hand provide sufficient liquidity to meet the Company’s projected obligations for a period of at least twelve months from the date of issuance of these financial statements. The Company anticipates submitting an application for 510(k) clearance of ALLY, its next generation integrated cataract treatment system, to the United States Food and Drug Administration (“FDA”) by the end of the first quarter of 2022. As the Company gets closer to the planned commercial launch of ALLY anticipated to be later in 2022, it expects selling, general and administrative expenses to increase from current levels. Clearance of ALLY and its subsequent anticipated launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within the Company’s control.

The Company’s liquidity needs will be largely determined by the success of its operations regarding the successful commercialization of its existing products and the progression, clearance and launch of ALLY in the future. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its operations beyond 2022. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

financial, economic and market conditions, many of which are outside of the Company’s control and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and six months ended June 30, 2021 and 2020 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$3,942	$1,625	$7,380	$4,439
South Korea	1,190	768	2,188	1,406
Europe	921	622	1,810	1,540
Asia (excluding South Korea)	633	1,561	1,175	1,985
Other	96	1	161	137
Total[1]	$6,782	$4,577	$12,714	$9,507

1 The table above does not include lease revenue of $1,140 and $470 for three months ended June 30, 2021 and 2020, respectively, and $2,251 and $1,446 for the six months ended June 30, 2021 and 2020, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of June 30, 2021	As of December 31, 2020
Accounts receivable, current	Accounts receivable, net	$2,695	$2,012
Notes receivable, current	Notes receivable, net	$436	$444
Notes receivable, long-term	Notes and other receivables, long-term, net	$275	$452
Contract liability, current	Deferred revenue	$1,071	$923
Contract liability, non-current	Other long-term liabilities	$71	$128

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2020	$19
Provision for credit losses	8
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2021	$27

Accounts receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	15
Provision for credit losses	29
Write-offs	(20)
Accounts receivable, allowance for credit losses as of June 30, 2020	$24

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 5.75%. The Company recorded interest income on notes receivable during the three months ended June 30, 2021 and 2020 of $9 and $15, respectively, and during the six months ended June 30, 2021 and 2020 of $19 and $29, respectively.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2020	$18
Provision for credit losses	(3)
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2021	$15

Notes receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	19
Provision for credit losses	5
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2020	$24

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2020	$1,051
Billings not yet recognized as revenue	713
Beginning contract liabilities recognized as revenue	(622)
Contract liabilities as of June 30, 2021	$1,142

Contract liabilities as of December 31, 2019	$895
Billings not yet recognized as revenue	537
Beginning contract liabilities recognized as revenue	(510)
Contract liabilities as of June 30, 2020	$922

Transaction Price Allocated to Future Performance Obligations

At June 30, 2021, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $7,420. The Company expects to satisfy its remaining performance obligations by December 31, 2024, with $2,733 to be satisfied by December 31, 2021, $3,365 to be satisfied by December 31, 2022, and $1,322 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of June 30, 2021	As of December 31, 2020
Finished Goods	$8,092	$10,551
Work-in-progress	1,411	319
Raw Materials	2,946	2,603
Total	$12,449	$13,473

Note 5. Leases

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System. The Company’s leases have remaining lease terms of less than one year to three years. Lease revenue for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease revenue	$1,140	$470	$2,251	$1,446

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships[1,2]	$4,292	$(1,509)	$2,783	$4,292	$(1,326)	$2,966
Acquired technology[1,3]	11,500	(2,891)	8,609	11,500	(2,508)	8,992
Acquired trademarks [1]	570	(475)	95	570	(418)	152
	$16,362	$(4,875)	$11,487	$16,362	$(4,252)	$12,110
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

Amortization expense for three months ended June 30, 2021 and 2020 was $309 and $314, respectively, and for the six months ended June 30, 2021 and 2020 was $622 and $631, respectively.

Based on the intangible assets recorded at June 30, 2021, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2021	$617
2022	1,149
2023	1,097
2024	1,085
2025	1,074
2026	1,064
Thereafter	5,401
Total remaining estimated amortization expense	$11,487

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2021	As of December 31, 2020
Compensation	$2,006	$2,971
Professional services	675	$1,271
Warranty	45	79
Other	566	249
Total	$3,292	$4,570

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

Prior to the Series A Preferred Stock Recapitalization, the Series A Preferred Stock was accounted for as a liability on the Company’s condensed balance sheets because it was mandatorily redeemable. Upon completion of the Series A Preferred Stock Recapitalization, the Company does not currently have any shares of Series A Preferred Stock outstanding. See Note 1, Overview and Basis of Presentation, for more information on the Series A Preferred Stock Recapitalization. Interest expense recognized on the Series A Preferred Stock was $0 and $399 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $797 for the six months ended June 30, 2021 and 2020, respectively.

Note 9. Commitments and Contingencies

Purchase Obligation

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $1,029 by December 31, 2022.

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

Note 10. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and six months ended June 30, 2021 and 2020.

Note 11. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

On July 9, 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of June 30, 2021 the Company has reserved 3,880 shares of common stock for issuance under the 2020 Plan.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balances, December 31, 2020	1,188
Authorized	547
Granted/Awarded	(634)
Cancelled	5
Balances, June 30, 2021	1,106

Stock Options

The exercise price of incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) shall not be less than 100% of the fair market value on the grant date of the option and the term may not exceed 10 years. The exercise price of ISOs granted to a 10% stockholder shall not be less than 110% of the estimated fair market value on the grant date of the option and the term may not exceed five years. To date, options have a term of 10 years and generally vest over one to four years from the grant date.

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—	—	$—
Options granted	634	$7.53
Options exercised	—	$—
Options cancelled	(5)	$8.27
Outstanding at June 30, 2021	629	$7.53	9.5	$713

Vested and expected to vest at June 30, 2021	629	$7.53	9.5	$713
Vested and exercisable at June 30, 2021	20	$7.86	9.8	$16

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2021 was $4.59 and $4.81, respectively. The total fair value of options vested during the three and six months ended June 30, 2021 was approximately $59 and $99, respectively. Total unrecognized compensation expense of $2,721 related to stock options will be recognized over a weighted average period of 2.9 years.

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Risk-free interest rate	1.1%	0.6 - 1.1%
Expected term (years)	6	6
Expected volatility	73%	72 - 73%
Dividends	0.0%	0.0%

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

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	2,050	$10.30
Restricted stock awards granted	—	$—
Restricted stock awards vested	(477)	$10.37
Restricted stock awards cancelled	—	$—
Non-vested at June 30, 2021	1,573	$10.28

The total fair value of restricted stock awards vested during the three and six months ended June 30, 2021 was approximately $1,372 and $4,947, respectively. At June 30, 2021 there was approximately $9,850 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years. The number of restricted stock awards that are expected to vest are as follows: 121 in the quarter ending September 30, 2021; 120 in the quarter ending December 31, 2021; 338 in the quarter ending March 31, 2022; 140 in the quarter ending June 30, 2022; 113 in the quarter ending September 30, 2022; 113 in the quarter ending December 31, 2022; 237 in the quarter ending March 31, 2023; 136 in the quarter ending June 30, 2023; 180 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at June 30, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

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

As of June 30, 2021, 24 shares of common stock have been issued to employees participating in the 2020 ESPP and 316 shares were available for future issuance under the 2020 ESPP.

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

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan, the 2020 ESPP and the Phantom Stock Plan in the Company’s condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue – product	$47	$—	$122	$—
Cost of revenue – service	27	—	68	—
Selling, general and administrative expenses	1,223	41	3,207	88
Research and development expenses	133	—	353	—
Total	$1,430	$41	$3,750	$88

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2021	$2,989
2022	5,586
2023	3,475
2024	445
2025	76
Thereafter	—
Total unrecognized stock-based compensation expense	$12,571

The amounts included in this table are based on restricted stock awards and stock options outstanding at June 30, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

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

Stock-based compensation expense related to the PDL awards for the three months ended June 30, 2021 and 2020 was approximately $0  and for the six months ended June 30, 2021 and 2020 was approximately $0 and $38, respectively, recorded in selling, general, and administrative expenses.

The total fair value of restricted stock awards vested during the six months ended June 30, 2021 and 2020 was approximately $0 and $65, respectively.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(4,362)	$(4,497)	$(9,544)	$(8,183)
Weighted average number of shares of common stock	9,296	1,070	9,242	1,070
Basic and diluted net loss per share	$(0.47)	$(4.20)	$(1.03)	$(7.65)

The Company applied the two-class method for calculating net loss per share. The two-class method is an allocation of losses between the holders of common stock and the Company’s participating securities. Net loss attributable to common stockholders is computed by deducting the dividends accumulated for the period on the Series A Preferred Stock from the Company’s net loss. Interest expense on the Series A Preferred Stock is calculated using the effective interest method. The adjustment, if any, to the net loss is the portion of the cumulative dividends in excess of the interest expense on the Series A Preferred Stock. There were no cumulative dividends in excess of interest expense during the three and six months ended June 30, 2021 and 2020.

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. For the three and six months ended June 30, 2021, the Company excluded 1,573 shares underlying unvested restricted stock awards and 629 outstanding stock options from its net loss per diluted share calculations because their effect was anti-dilutive. The anti-dilutive weighted average shares excluded from the net loss per share diluted shares calculations were 1,417 and 1,431 shares of restricted stock awards for the three and six months ended June 30, 2021, respectively, and 537 and 328 stock options for the three and six months ended June 30, 2021, respectively. Under the 2020 Plan, there were no outstanding restricted stock awards and stock options as of June 30, 2020.

Note 13. Related Party Transactions

In the ordinary course of business, the Company entered into transactions with PDL.

Corporate Allocations

The Company’s condensed financial statements include expenses of $0 and $1,165 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $2,750 for the six months ended June 30, 2021 and 2020, respectively, allocated to the Company by PDL for corporate support functions that were provided by PDL such as administration and organizational oversight; including employee benefits, finance and accounting, treasury and risk management, professional and legal services, among others. Allocated costs were included within selling, general and administrative expenses in the accompanying condensed statements of operations. A portion of these allocated costs related to certain cross charges that were historically cash settled and included in the condensed statements of cash flows as operating activities. As of June 30, 2021 and December 31, 2020, $0 corporate allocation costs were outstanding.

No costs related to the separation of LENSAR incurred by PDL have been allocated to the Company for the three and six months ended June 30, 2021 and 2020.

Note Payable to Related Party

In May 2017, the Company entered into a loan agreement with PDL. Under the loan agreement, the maximum aggregate principal amount that LENSAR could draw from the loan agreement was $25,600. On April 15, 2020, the Company and PDL, upon mutual agreement, increased the credit limit that LENSAR can draw from PDL under the loan agreement by $7,000 to a total of $32,600. LENSAR drew an additional $12,400 under the loan agreement during the year ended December 31, 2020. Immediately before the Note Payable Recapitalization, the Company had drawn the full amount under the amended loan agreement. The interest expense incurred during the three months ended June 30, 2021 and 2020 was $0 and $272, respectively, and the six months ended June 30, 2021 and 2020 was $0 and $478, respectively, and is included in interest expense.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

As of June 30, 2021, Company does not have a Note payable due to related party. See Note 1, Overview and Basis of Presentation, for more information on the Note Payable Recapitalization.

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

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions. In the United States, we sell our products through a direct sales organization that, as of June 30, 2021, consisted of approximately 35 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, technical and customer support personnel. We currently manufacture our LENSAR Laser System at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the COVID-19 pandemic on the global supply chain of certain products, including increasing lead times required for the ordering of component parts to ensure timely delivery.

Our revenue increased from $5.0 million for the three months ended June 30, 2020 to $7.9 million for the three months ended June 30, 2021, representing an increase of 57.0%, primarily due to increased procedure volume. Our net losses were $4.4 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively. Additionally, our installed base of LENSAR Laser Systems has increased from approximately 225 as of December 31, 2020 to approximately 235 as of June 30, 2021.

Our revenue increased from $11.0 million for the six months ended June 30, 2020 to $15.0 million for the six months ended June 30, 2021, representing an increase of 36.6%, primarily due to sales of the LENSAR Laser System and increased procedure volume. Our net losses were $9.5 million and $8.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

On March 11, 2020, the World Health Organization declared a global pandemic, as the outbreak of a novel strain of coronavirus spread throughout the world. The outbreak of COVID-19 has significantly disrupted our business operations and adversely impacted our business, as non-essential medical procedures, including cataract surgeries, were suspended or significantly decreased in many geographic areas in which we operate for approximately three months. Actions taken to mitigate coronavirus have had, and are expected to continue to have, an adverse impact on the geographical areas in which we operate, and we are making adjustments intended to assist in protecting the safety of our employees and communities while continuing our business activities where possible and legally permitted. To date, implementation of these measures has not required material expenditures, but the temporary suspension of non-essential medical services significantly impacted our revenues and cash flows in 2020 as well as increasing our inventories, and the pandemic continues to disrupt our commercial operations. During the second quarter of 2020, we made lease concessions to several customers related to the effects of the COVID-19 pandemic, which adversely impacted revenue recognized during the period. In return for these concessions, the related contracts were extended by the same number of months waived. Although procedure volume has returned to pre-pandemic levels in the United States and Europe, the COVID-19 pandemic continues to negatively influence our ability to grow system placements at historical levels. We have also experienced some supply chain disruptions and unavailability of various component parts needed for our LENSAR Laser System and the development of our ALLY laser system as a result of COVID-19, including increasing lead times required for the ordering of component parts to ensure timely delivery. To date, we have maintained sufficient inventory to mitigate adverse impact from such disruptions and unavailability; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PID and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the LENSAR Laser System surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our LENSAR laser systems. For the three and six months ended June 30, 2021, approximately 90% of our revenue was attributable to recurring sources, compared to 78% and 90% for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, recurring revenue was significantly impacted by suspensions of non-essential medical services due to COVID-19.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
(Dollars in thousands)	2021	2020	Year (%)	2021	2020	Year (%)
Revenue
Product	$6,056	$3,993	51.7%	$11,214	$8,096	38.5%
Lease	1,140	470	142.6%	2,251	1,446	55.7%
Service	726	584	24.3%	1,500	1,411	6.3%
Total revenue	$7,922	$5,047	57.0%	$14,965	$10,953	36.6%
Cost of revenue (exclusive of amortization)
Product	$2,366	$2,262	4.6%	$4,456	$3,468	28.5%
Lease	268	280	(4.3)%	519	696	(25.4)%
Service	830	559	48.5%	1,638	1,275	28.5%
Total cost of revenue	$3,464	$3,101	11.7%	$6,613	$5,439	21.6%

Revenue

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Total revenue for the three months ended June 30, 2021 increased by $2.9 million, or 57.0%, compared to the three months ended June 30, 2020.

Product revenue for the three months ended June 30, 2021 increased by $2.1 million, or 51.7%, compared to the three months ended June 30, 2020. The increase was primarily attributable to increased procedure volume due to COVID-19 shutdowns during the three months ended June 30, 2020 and partially offset by less sales of the LENSAR Laser System.

Service revenue for the three months ended June 30, 2021 increased by $0.1 million compared to the three months ended June 30, 2020.

Geographically, the increase in product and service revenue combined was primarily attributable to increased net revenues in the U.S. as procedure volume exceeded pre-COVID levels. Our U.S. sales represented 58.1% and 35.5% of product and service revenue for the three months ended June 30, 2021 and 2020, respectively.

Lease revenue for the three months ended June 30, 2021 increased by $0.7 million compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Total revenue for the six months ended June 30, 2021 increased by $4.0 million, or 36.6%, compared to the six months ended June 30, 2020.

Product revenue for the six months ended June 30, 2021 increased by $3.1 million, or 38.5%, compared to the six months ended June 30, 2020. The increase was primarily attributable to increased procedure volume, and to a more limited extent, sales of the LENSAR Laser System.

Service revenue for the six months ended June 30, 2021 increased by $0.1 million compared to the six months ended June 30, 2021.

Geographically, the increase in product and service revenue combined was primarily attributable to increased net revenues in the U.S. as procedure volume exceeded pre-COVID levels. Our U.S. sales represented 58.0% and 46.7% of product and service revenue for the six months ended June 30, 2021 and 2020, respectively.

Lease revenue for the six months ended June 30, 2021 increased by $0.8 million compared to the six months ended June 30, 2020.

Cost of Revenue

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Total cost of revenue for the three months ended June 30, 2021 increased by $0.4 million, or 11.7%, compared to the three months ended June 30, 2020.

Cost of product revenue for the three months ended June 30, 2021 was consistent with the three months ended June 30, 2020 at approximately $2.4 million. Increased procedure volume between the periods offset the lower cost of product revenue attributable to the number of sales of LENSAR Laser Systems, which have a lower gross margin than procedure licenses.

Cost of service revenue for the three months ended June 30, 2021 increased by $0.3 million compared to the three months ended June 30, 2020.

Cost of lease revenue for the three months ended June 30, 2021 was consistent with the three months ended June 30, 2020 at $0.3 million.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Total cost of revenue for the six months ended June 30, 2021 increased by $1.2 million, or 21.6%, compared to the six months ended June 30, 2020.

Cost of product revenue for the six months ended June 30, 2021 increased by $1.0 million, or 28.5%, compared to the six months ended June 30, 2020. The increase was primarily attributable to the number of sales of LENSAR Laser Systems, which have a lower gross margin than procedure licenses, and increased procedure volume between the periods.

Cost of service revenue for the six months ended June 30, 2021 increased by $0.4 million compared to the six months ended June 30, 2020.

Cost of lease revenue for the six months ended June 30, 2021 decreased by $0.2 million compared to the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in rental depreciation as LENSAR Laser Systems reached the end of their depreciable life but were still active under lease arrangements in the field.

Operating Expenses

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2021 were $5.5 million, an increase of $1.5 million, or 36.6%, compared to $4.0 million for the three months ended June 30, 2020. The increase was due to increases in personnel expense of $0.7 million, primarily due to stock-based compensation expense, as well as expenses associated with being a public company and returning to normal operations as COVID-19 restrictions were eased. Selling, general and administrative expenses for the three months ended June 30, 2020 include $1.2 million of expenses allocated from PDL for corporate support functions. As we get closer to submitting the application for 510(k) clearance of ALLY to the U.S. Food and Drug Administration, currently expected by the end of the first quarter of 2022, and the projected commercial launch of ALLY in the latter half of 2022, we expect selling, general and administrative expense to increase from current levels.

Research and Development. Research and development expenses for the three months ended June 30, 2021 were $3.0 million, an increase of $1.6 million, or 109.6%, compared to $1.4 million for the three months ended June 30, 2020. The increase was primarily attributable to increased expenses of $1.3 million for the development of ALLY largely associated with increased consulting and supply expenses and increased personnel expenses, including stock-based compensation expense.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended June 30, 2021, consistent with the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2021 were $11.6 million, an increase of $2.7 million, or 31.0%, compared to $8.8 million for the six months ended June 30, 2020. The increase was due to an increases in personnel expense of $2.1 million, primarily due to stock-based compensation expense, and in administrative expenses associated with being a standalone public company. Selling, general and administrative expenses for the six months ended June 30, 2020 include $2.8 million of expenses allocated from PDL for corporate support functions. As we get closer to submitting the application for 510(k) clearance of ALLY to the U.S. Food and Drug Administration, currently expected by the end of the first quarter of 2022, and the projected commercial launch of ALLY in the latter half of 2022, we expect selling, general and administrative expense to increase from current levels.

Research and Development. Research and development expenses for the six months ended June 30, 2021 were $5.8 million, an increase of $2.7 million, or 91.4%, compared to $3.0 million for the six months ended June 30, 2020. The increase was primarily attributable to increased expenses of $1.9 million for the development of ALLY largely associated with increased consulting and supply expenses and increased personnel expenses, including stock-based compensation expense.

Amortization of Intangible Assets. Amortization of intangible assets was $0.6 million for the six months ended June 30, 2021, consistent with the six months ended June 30, 2020.

Other Income (Expense)

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Interest expense decreased by $0.7 million, or 100.0%, to $0 for the three months ended June 30, 2021 from $0.7 million for the three months ended June 30, 2020. The decrease was attributable to a recapitalization of the Company in the third quarter of 2020, resulting in the elimination of interest expense related to our Series A Preferred Stock and on the outstanding note from PDL.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Interest expense decreased by $1.3 million, or 100.0%, to $0 for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020. The decrease was attributable to a recapitalization of the Company in the third quarter of 2020, resulting in the elimination of interest expense related to our Series A Preferred Stock and on the outstanding note from PDL.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net loss	$(4,362)	$(4,497)	$(9,544)	$(8,183)
Add: Interest expense	—	671	—	1,275
Less: Interest income	(13)	(17)	(31)	(34)
Add: Depreciation expense	342	331	670	808
Add: Amortization expense	309	314	622	631
EBITDA	(3,724)	(3,198)	(8,283)	(5,503)
Add: Stock-based compensation expense	1,430	41	3,750	126
Adjusted EBITDA	$(2,294)	$(3,157)	$(4,533)	$(5,377)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which excludes stock-based compensation expense, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense is a significant non-cash charge due to the recapitalization of the Company. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2021 and 2020, we had net losses of $9.5 million and $8.2 million, respectively, and as of June 30, 2021, we had an accumulated deficit of $67.5 million. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue to build our commercial infrastructure, pursue development and FDA clearance of our proprietary, next generation integrated cataract treatment system, known as ALLY, and invest in research and development. In addition, as a stand-alone public company, we will incur significant legal, accounting and other expenses that we did not incur as a subsidiary of PDL.

As discussed above, the COVID-19 pandemic has negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future.

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

Historically, as our former parent, PDL provided us cash management and other treasury services. Following the Spin-Off, PDL no longer provides such services, and our primary sources of liquidity are our cash on hand, cash from the sale and lease of our systems and the sale of our consumables. We may raise additional capital from equity or debt financings or from other sources. As of June 30, 2021, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and launch of ALLY, which is projected to occur in the latter half of 2022.

As we get closer to the planned commercial launch of ALLY anticipated to be later in 2022, we expect selling, general and administrative expenses to increase from current levels. Clearance of ALLY and its subsequent anticipated launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within our control.

Our liquidity needs will be largely determined by the success of our operations regarding the successful commercialization of our existing products and the progression, anticipated clearance and launch of ALLY in the future. We expect we will need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources to continue our operations beyond 2022. We may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. As of the date of this Quarterly Report on Form 10-Q, we have not sold any securities pursuant to the registration statement.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(6,081)	$(11,739)
Net cash used in investing activities	(134)	(235)
Net cash provided by financing activities	170	12,074
Net decrease in cash, cash equivalents and restricted cash	$(6,045)	$100

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $6.1 million, consisting primarily of a net loss of $9.5 million and a decrease in net operating assets of $2.0 million, partially offset by non-cash charges of $5.4 million. The decrease in net operating assets was primarily due to changes in accounts receivable, inventories and accrued liabilities. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

Net cash used in operating activities for the six months ended June 30, 2020 was $11.7 million, consisting primarily of a net loss of $8.2 million and a decrease in net operating assets of $5.3 million, partially offset by non-cash charges of $1.8 million. The decrease in net operating assets was primarily due to changes in inventories. Non-cash charges primarily consisted of depreciation and amortization.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $0.1 million, which consisted primarily of capital expenditures for property and equipment.

Net cash used in investing activities for the six months ended June 30, 2020 was $0.2 million, which also consisted primarily of capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $0.2 million, primarily due to proceeds from the sale of common stock under the employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2020 was $12.1 million, primarily due to the proceeds of $10.4 million from the note with PDL and $1.8 million of capital contribution from PDL, partially offset by $0.1 million distributions to PDL.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2020, we granted restricted stock awards to directors and employees to maintain proportionate ownership after the Spin-Off. During the six months ended June 30, 2021, we granted stock options directors and employees. We intend to grant stock options as part of our overall compensation package to employees.

At June 30, 2021, there was approximately $9.9 million and $2.7 million of total unrecognized compensation expense related to restricted stock awards and stock options, respectively, which is expected to be recognized over a weighted-average period of 1.3 years and 2.9 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2021	$2,989
2022	5,586
2023	3,475
2024	445
2025	76
Thereafter	—
Total unrecognized stock-based compensation expense	$12,571

The amounts included in this table are based on restricted stock awards and stock options outstanding at June 30, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Off Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2021:

	Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases (1)	$530	$1,103	$1,164	$864	$3,661
Purchase obligations (2)	980	49	—	—	1,029
Total contractual obligations	$1,510	$1,152	$1,164	$864	$4,690

(1)	Amounts represent the lease for the LENSAR corporate office and manufacturing facility in Orlando, Florida.
(2)	Consists of a $1.0 million minimum purchase obligation for inventory components for the manufacture and supply of certain components. LENSAR expects to meet these requirements.

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

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its Financial Statements and accompanying notes. The Critical Accounting Policies and Use of Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report describes the significant accounting policies and methods used in the preparation of our financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The impact on accounting estimates and judgments on our financial condition and results of operations due to

COVID-19 has introduced additional uncertainties. Actual results may differ from these estimates and such differences may be material. As of June 30, 2021, there were no other significant changes to any of our critical accounting policies.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $34.6 million as of June 30, 2021. Our cash and cash equivalents are held in deposit demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of June 30, 2021.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the LENSAR Laser System’s ability to operate for lack of payment and, in the case of notes receivable, repossess the LENSAR Laser System if scheduled payments lapse. As of June 30, 2021, two customers accounted for 14% and 13% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2019 and 2020, we had net losses of $14.7 million and $19.8 million, respectively, and for the six months ended June 30, 2020 and 2021, we had net losses of $8.2 million and $9.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $67.5 million. We expect to continue to incur losses for the foreseeable future as we continue to build our commercial infrastructure, pursue development and FDA clearance of our proprietary, next generation integrated cataract treatment system, known as ALLY, and invest in research and development. In addition, as a result of becoming a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

The outbreak of a novel coronavirus, or COVID-19, has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 and actions taken to control the spread of COVID-19 have significantly impacted our business, and we expect they may continue to do so. For example, many jurisdictions imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities, including the suspension or restriction of elective surgeries and various business operations. These types of orders and restrictions resulted in a significant decrease in the number of and demand for non-essential or elective medical procedures, including cataract surgeries, during 2020 and 2021. Additionally, some of our employees are still subject to remote working arrangements and restricted business-related travel. The respective commercial teams of certain of the third parties that act as our distributors in international markets have chosen or have been forced to take similar action, and those or other distributors may choose or be forced to take similar action in the future. Neither we, nor our distributors have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. While the implementation of these measures has not required material expenditures to date, the suspension of non-essential medical services during 2020 significantly impacted our revenues and cash flows and significantly impacted our ability to operate our commercial operations. Furthermore, these developments, including their long-term impact on our suppliers, may adversely affect the availability of parts and components needed for our LENSAR Laser Systems and for our development of ALLY or, if such conditions persist, the commercial success of ALLY. In addition, the COVID-19 pandemic has resulted in, and may continue to result in, historically high unemployment rates, which typically result in lower rates of private health insurance. Even if procedures in which our LENSAR Laser Systems are used are covered or reimbursable by third-party payors, patients may not have adequate insurance coverage or other discretionary income to pay for a procedure in which one of our LENSAR Laser Systems is used, which would in turn adversely impact our future revenue and results of operations. Furthermore, industry meetings and conferences have moved to a virtual format, which severely limits our ability to meet and interact with surgeons and staff, display our technology, conduct user group meetings, and network as a means to market and sell our product.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System as well as purchases of our consumables and licensed applications outside of the United States. For the year ended December 31, 2020, three customers each accounted for 12% of our revenue. As of June 30, 2021, two customers accounted for 14% and 13% of our accounts receivable, net. This customer concentration exposes us to a material adverse effect if either of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

Our primary competitors in providing surgical solutions for cataract patients are Alcon Inc.; Bausch + Lomb, a division of Bausch Health Companies Inc.; Johnson & Johnson; Carl Zeiss AG; and Zeimer. These competitors are focused on bringing new technologies to market and acquiring products and technologies that directly compete with our products or have potential product advantages that could render our products obsolete or noncompetitive. If we receive regulatory clearance for ALLY, KERANOVA S.A. could be a competitor if their device receives regulatory clearance.

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

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.

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

In addition to competing for market share for our products, we also compete against our competitors for personnel, including qualified sales representatives that are necessary to grow our business. Universities and research institutions also compete with us for scientific personnel that are important to our R&D efforts. We also rely on consultants and advisors in our research, operations, clinical and commercial efforts to implement our business strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our strategic plan requires us to continue growing our sales, marketing, clinical and operational infrastructure in order to generate, and meet, the demand for our products. If we fail to retain or attract these key personnel, we could fail to take advantage of the market for our products, adversely affecting our business, financial condition and results of operation.

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

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

•

we may be required to submit an Investigational Device Exemption (“IDE”) application to FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and FDA may reject our IDE application and notify us that we may not begin clinical trials;

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

We own numerous issued patents and pending patent applications. As of June 30, 2021, we owned approximately 33 U.S. patents, 36 pending U.S. patent applications, 71 issued foreign patents, and 53 pending foreign and Patent Cooperation Treaty applications, and we also exclusively licensed two U.S. patents, three pending U.S. patent applications, and two pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We also currently intend to take advantage of the reduced disclosure requirements regarding executive compensation. We are also entitled to take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We may remain an “emerging growth company” until as late as December 31, 2025 (the fiscal year-end following the fifth anniversary of the completion of the Spin-Off), though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of December 31, (2) if our gross revenue exceeds $1.07 billion in any fiscal year or (3) if we issue more than $1 billion in nonconvertible notes in any three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)

+	Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: August 6, 2021	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)