Form 10-Q/A
period 2021-03-31
LENSAR, Inc.
filed 2021-08-27
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

LENSAR, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 with the Securities and Exchange Commission on May 6, 2021 (the “Original Filing”). The Company is filing this Form 10-Q/A, Amendment No. 1 solely to amend the text of Exhibit 31.1 and 31.2 of the Original Filing to include paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Except as described above, no other changes have been made to the Original Filing.

Item 6.	Exhibits

Exhibit Number	Description	Filed/ Furnished Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: August 27, 2021	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2021		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)