Form 10-Q/A
period 2021-06-30
LENSAR, Inc.
filed 2021-08-27
CIK 1320350

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

Explanatory Note

LENSAR, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 with the Securities and Exchange Commission on August 6, 2021 (the “Original Filing”). The Company is filing this Form 10-Q/A, Amendment No. 1 solely to amend the text of Exhibit 31.1 and 31.2 of the Original Filing to include paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

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