Form 10-Q
period 2021-09-30
LENSAR, Inc.
filed 2021-11-08
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

As of October 31, 2021, there were 10,956,688 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from the ongoing and global COVID-19 pandemic; the timing of and our ability to obtain and maintain regulatory approvals; our expectations about our ability to successfully develop and commercialize our next generation system, the ALLY Adaptive Cataract Treatment System, and the timing thereof; the sufficiency of our cash, cash equivalents and short-term investments; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors” in this Quarterly Report. These risks and uncertainties include, but are not limited to:

•	our history of operating losses and ability to achieve or sustain profitability;
•	our ability to maintain, grow market acceptance of and enhance our LENSAR Laser System, including the development of our next generation system, the ALLY Adaptive Cataract Treatment System;
•	the impact to our business, financial condition, results of operations and our suppliers as a result of the COVID-19 pandemic;
•	the willingness of patients to pay the price difference for our products compared to a standard cataract procedure covered by Medicare or other insurance;
•	our ability to grow our U.S. sales and marketing organization or maintain or grow an effective network of international distributors;
•	our future capital needs and our ability to raise additional funds on acceptable terms, or at all;
•	the impact to our business, financial condition and results of operations as a result of a material disruption to the supply or manufacture of our LENSAR Laser System;
•	our ability to compete against competitors that have longer operating histories, more established products and greater resources than we do;
•	our ability to address the numerous risks associated with marketing, selling and leasing our products in markets outside the United States;
•	the impact to our business, financial condition and results of operations as a result of exposure to the credit risk of our customers;
•	our ability to accurately forecast customer demand and our inventory levels;
•

the impact to our business, financial condition and results of operations if we are unable to secure adequate coverage or reimbursement by government or other third-party payors for procedures using our ALLY Adaptive Cataract Treatment System or our other future products, or changes in such coverage or reimbursement;

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

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including LENSAR, the LENSAR logo, LENSAR Cataract Laser with Augmented Reality logo, Streamline, IntelliAxis, IntelliAxis Refractive Capsulorhexis, and ALLY Adaptive Cataract Treatment System, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

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
•

If the supply or manufacture of our LENSAR Laser System or other products is materially disrupted, including supply chain shortages and price increases resulting from the COVID-19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

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

•

We may not receive, or may be delayed in receiving, the necessary clearances or approvals for our future products, including our ALLY Adaptive Cataract Treatment System, or modifications to our current products, and failure to timely obtain necessary clearances or approvals for our future products or modifications to our current products would adversely affect our ability to grow our business.

•

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

v

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product	$6,084	$5,264	$17,298	$13,360
Lease	1,285	1,073	3,536	2,519
Service	903	808	2,403	2,219
Total revenue	8,272	7,145	23,237	18,098
Cost of revenue (exclusive of amortization)
Product	2,915	2,356	7,371	5,824
Lease	448	209	967	905
Service	1,058	684	2,696	1,959
Total cost of revenue	4,421	3,249	11,034	8,688
Operating expenses
Selling, general and administrative expenses	6,523	6,290	18,076	15,110
Research and development expenses	3,184	2,005	8,936	5,010
Amortization of intangible assets	309	313	931	944
Operating loss	(6,165)	(4,712)	(15,740)	(11,654)
Other income (expense)
Interest expense	—	(65)	—	(1,340)
Other income, net	10	14	41	48
Net loss attributable to common stockholders	$(6,155)	$(4,763)	$(15,699)	$(12,946)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.65)	$(0.64)	$(1.69)	$(4.04)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	9,439	7,465	9,308	3,202

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$32,341	$40,599
Accounts receivable, net of allowance of $28 and $19, respectively	2,797	2,012
Notes receivable, net of allowance of $8 and $9, respectively	369	444
Inventories	10,152	13,473
Prepaid and other current assets	1,000	1,857
Total current assets	46,659	58,385
Property and equipment, net	1,015	832
Equipment under lease, net	5,709	3,583
Notes and other receivables, long-term, net of allowance of $4 and $9, respectively	190	452
Intangible assets, net	11,179	12,110
Other assets	3,349	3,758
Total assets	$68,101	$79,120
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,399	$2,481
Accrued liabilities	4,204	4,570
Deferred revenue	922	923
Other current liabilities	507	493
Total current liabilities	8,032	8,467
Long-term operating lease liabilities	2,933	3,314
Other long-term liabilities	90	129
Total liabilities	11,055	11,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at September 30, 2021 and December 31, 2020; 10,957 and 10,933 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	110	109
Additional paid-in capital	130,628	125,094
Accumulated deficit	(73,692)	(57,993)
Total stockholders’ equity	57,046	67,210
Total liabilities and stockholders’ equity	$68,101	$79,120

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(15,699)	$(12,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,063	1,035
Amortization of intangible assets	931	944
Non-cash operating lease cost	388	377
Provision for expected credit losses	3	28
Write-down of inventory	307	—
Loss on disposal of property and equipment	133	27
Stock-based compensation expense	5,323	3,910
Changes in operating assets and liabilities:
Accounts receivable	(794)	912
Prepaid and other current assets	856	(123)
Inventories	(271)	(8,126)
Accounts payable	(103)	772
Accrued liabilities	(324)	(70)
Other	(43)	1,466
Net cash used in operating activities	(8,230)	(11,794)
Cash flows from investing activities
Purchase of property and equipment	(198)	(261)
Proceeds from sale of property and equipment	—	40
Net cash used in investing activities	(198)	(221)
Cash flows from financing activities
Contributions from PDL	—	2,366
Distributions to PDL	—	(1,862)
Proceeds from note payable due to related party	—	12,400
Sale of common stock to PDL	—	16,431
Capital contribution from PDL	—	20,666
Proceeds from issuance of common stock under employee stock purchase plan	170	—
Net cash provided by financing activities	170	50,001
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,258)	37,986
Cash, cash equivalents and restricted cash at beginning of the period (1)	40,599	4,715
Cash and cash equivalents at end the period	$32,341	$42,701

The accompanying notes are an integral part of these condensed financial statements

(1)	Includes restricted cash of $100 as of December 31, 2019. The restricted cash balance is included as part of Other assets in the condensed balance sheets.

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash paid for interest	$—	$478
Cash paid for taxes	$19	$—

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$3,285	$2,521
Phantom stock liability settled with common stock	$—	$783
Modification of phantom stock-based awards	$—	$306
Common stock issued to extinguish Series A Preferred Stock	$—	$37,246
Common stock issued to extinguish note payable to PDL	$—	$32,633

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	10,933	$109	$125,094	$(57,993)	$67,210
Stock-based compensation	—	—	2,301	—	2,301
Net loss	—	—	—	(5,182)	(5,182)
Balance as of March 31, 2021	10,933	109	127,395	(63,175)	64,329
Issuance of common stock under the 2020 ESPP	24	1	169	—	170
Stock-based compensation	—	—	1,491	—	1,491
Net loss	—	—	—	(4,362)	(4,362)
Balance as of June 30, 2021	10,957	110	129,055	(67,537)	61,628
Stock-based compensation	—	—	1,573	—	1,573
Net loss	—	—	—	(6,155)	(6,155)
Balance as of September 30, 2021	10,957	$110	$130,628	$(73,692)	$57,046

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,070	$11	$7,621	$(38,185)	$(30,553)
Impact of adoption of ASC 326	—	—	—	(34)	(34)
Contributions from PDL	—	—	1,519	—	1,519
Distributions to PDL	—	—	(97)	—	(97)
Settlement of phantom stock-based awards	—	—	783	—	783
Net loss	—	—	—	(3,686)	(3,686)
Balance as of March 31, 2020	1,070	11	9,826	(41,905)	(32,068)
Contributions from PDL	—	—	290	—	290
Net loss	—	—	—	(4,497)	(4,497)
Balance as of June 30, 2020	1,070	11	10,116	(46,402)	(36,275)
Impact from recapitalization transactions	6,221	62	69,817	—	69,879
Sale of common stock to PDL	1,496	15	16,416	—	16,431
Capital contribution from PDL	—	—	20,666	—	20,666
Issuance of common stock	1,847	18	(18)	—	—
Stock-based compensation under the 2020 Plan	—	—	3,857	—	3,857
Contributions from PDL	—	—	609	—	609
Distributions to PDL	—	—	(1,764)	—	(1,764)
Modification of phantom stock-based awards	—	—	306	—	306
Net loss	—	—	—	(4,763)	(4,763)
Balance as of September 30, 2020	10,634	$106	$120,005	$(51,165)	$68,946

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

The Company has incurred recurring losses and operating cash outflows since its inception and, as of September 30, 2021, had an accumulated deficit of $73,692. The Company expects to continue to incur losses and cash outflows from operating activities for the foreseeable future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages and price increases. The extent to which the COVID-19 outbreak will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. In geographies in which the Company or its customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in further economic, social or labor instability or prolonged contractions in the industries in which the Company’s customers or partners operate, slow the sales process, result in customers not purchasing or renewing the Company’s products or failing to make payments, and could otherwise have a material adverse effect on the Company’s business and results of operations and financial condition. The Company has also experienced some supply chain disruptions and unavailability of various component parts needed for the LENSAR Laser System and the development of the ALLY Adaptive Cataract Treatment System as a result of COVID-19, including increasing lead times required for the ordering of component parts to ensure timely delivery. To date, the Company has maintained sufficient inventory to mitigate adverse impact from such disruptions and unavailability; however, the Company is continuing to monitor developments with respect to such disruptions and their potential impact on the Company’s business, results of operations and financial condition.

During 2020, PDL and the Company entered into a series of recapitalization transactions and capital contribution transactions as described below. Management believes the Company’s cash and cash equivalents on hand provide sufficient liquidity to meet the Company’s projected obligations for a period of at least twelve months from the date of issuance of these financial statements. The Company anticipates submitting an application for 510(k) clearance of the Company’s next generation ALLY Adaptive Cataract Treatment System to the United States Food and Drug Administration (“FDA”) by the end of the first quarter of 2022. As the Company gets closer to the planned commercial launch of the ALLY Adaptive Cataract Treatment System anticipated to be later in 2022, it expects selling, general and administrative expenses to increase from current levels. Clearance of the ALLY Adaptive Cataract Treatment System and its subsequent anticipated launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within the Company’s control.

The Company’s liquidity needs will be largely determined by the success of its operations regarding the successful commercialization of its existing products and the progression, clearance and launch of the ALLY Adaptive Cataract Treatment System in the future. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

operations beyond 2022. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s future business, results of operations and financial condition, including revenue, expenses, reserves, allowances, and its workforce will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on domestic and international customers and markets. The Company has made estimates of the impact of COVID-19 within its condensed financial statements and there may be changes to those estimates in future periods.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and nine months ended September 30, 2021 and 2020 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$3,521	$3,119	$10,901	$7,559
South Korea	1,165	642	3,353	2,048
Europe	908	761	2,718	2,301
Asia (excluding South Korea)	1,278	1,463	2,453	3,447
Other	115	87	276	224
Total[1]	$6,987	$6,072	$19,701	$15,579

1 The table above does not include lease revenue of $1,285 and $1,073 for three months ended September 30, 2021 and 2020, respectively, and $3,536 and $2,519 for the nine months ended September 30, 2021 and 2020, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of September 30, 2021	As of December 31, 2020
Accounts receivable, current	Accounts receivable, net	$2,797	$2,012
Notes receivable, current	Notes receivable, net	$369	$444
Notes receivable, long-term	Notes and other receivables, long-term, net	$190	$452
Contract liability, current	Deferred revenue	$922	$923
Contract liability, non-current	Other long-term liabilities	$87	$128

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2020	$19
Provision for credit losses	9
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2021	$28

Accounts receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	15
Provision for credit losses	28
Write-offs	(20)
Accounts receivable, allowance for credit losses as of September 30, 2020	$23

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 5.75%. The Company recorded interest income on notes receivable during the three months ended September 30, 2021 and 2020 of $8 and $13, respectively, and during the nine months ended September 30, 2021 and 2020 of $27 and $42, respectively.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2020	$18
Provision for credit losses	(6)
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2021	$12

Notes receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	19
Provision for credit losses	1
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2020	$20

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2020	$1,051
Billings not yet recognized as revenue	784
Beginning contract liabilities recognized as revenue	(826)
Contract liabilities as of September 30, 2021	$1,009

Contract liabilities as of December 31, 2019	$895
Billings not yet recognized as revenue	658
Beginning contract liabilities recognized as revenue	(670)
Contract liabilities as of September 30, 2020	$883

Transaction Price Allocated to Future Performance Obligations

At September 30, 2021, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $7,412. The Company expects to satisfy its remaining performance obligations by December 31, 2026, with $1,420 to be satisfied by December 31, 2021, $3,851 to be satisfied by December 31, 2022, $1,651 to be satisfied by December 31, 2023 and $490 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of September 30, 2021	As of December 31, 2020
Finished Goods	$7,865	$10,551
Work-in-progress	214	319
Raw Materials	2,073	2,603
Total	$10,152	$13,473

Note 5. Leases

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System. The Company’s leases have remaining lease terms of less than one year to three years. Lease revenue for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease revenue	$1,285	$1,073	$3,536	$2,519

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships[1,2]	$4,292	$(1,597)	$2,695	$4,292	$(1,326)	$2,966
Acquired technology[1,3]	11,500	(3,083)	8,417	11,500	(2,508)	8,992
Acquired trademarks [1]	570	(503)	67	570	(418)	152
	$16,362	$(5,183)	$11,179	$16,362	$(4,252)	$12,110
1

Certain intangible assets were established upon PDL’s acquisition of LENSAR in May 2017. They are being amortized on a straight-line basis over a period of 15 years. The intangible assets for customer relationships are amortized on a straight-line basis or a double declining basis over their estimated useful lives up to 20 years based on the method that better represents the economic benefits to be obtained.

2	LENSAR acquired certain intangible assets for customer relationships from a domestic distributor in an asset acquisition, which are being amortized on a straight-line basis over a period of 10 years.
3	LENSAR acquired certain intangible assets from a medical technology company in an asset acquisition, which are being amortized on a straight-line basis over a period of 15 years.

Amortization expense for three months ended September 30, 2021 and 2020 was $309 and $313, respectively, and for the nine months ended September 30, 2021 and 2020 was $931 and $944, respectively.

Based on the intangible assets recorded at September 30, 2021, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2021	$309
2022	1,149
2023	1,097
2024	1,085
2025	1,074
2026	1,064
Thereafter	5,401
Total remaining estimated amortization expense	$11,179

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2021	As of December 31, 2020
Compensation	$2,911	$2,971
Professional services	532	$1,271
Warranty	35	79
Other	726	249
Total	$4,204	$4,570

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

Prior to the Series A Preferred Stock Recapitalization, the Series A Preferred Stock was accounted for as a liability on the Company’s condensed balance sheets because it was mandatorily redeemable. Upon completion of the Series A Preferred Stock Recapitalization, the Company does not currently have any shares of Series A Preferred Stock outstanding. See Note 1, Overview and Basis of Presentation, for more information on the Series A Preferred Stock Recapitalization. Interest expense recognized on the Series A Preferred Stock was $0 and $32 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $829 for the nine months ended September 30, 2021 and 2020, respectively.

Note 9. Commitments and Contingencies

Purchase Obligation

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a remaining minimum purchase obligation of approximately $328 by December 31, 2022.

Royalty and Milestone Payments

In connection with the acquisition of certain intellectual property the Company could be required to make milestone payments in the amount of $2,400, which are contingent upon the regulatory approval and commercialization of the ALLY Adaptive Cataract Treatment System. In addition, the Company acquired certain intellectual property, which if used in the development of the ALLY Adaptive Cataract Treatment System could result in additional royalty payments at a rate of 3%.

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

Note 10. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and nine months ended September 30, 2021 and 2020.

Note 11. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

On July 9, 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of September 30, 2021 the Company has reserved 3,880 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2020	1,188
Authorized	547
Granted/Awarded	(672)
Cancelled	20
Balance at September 30, 2021	1,083

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

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—	—	$—
Options granted	672	$7.59
Options exercised	—	$—
Options cancelled	(20)	$8.27
Outstanding at September 30, 2021	652	$7.57	9.5	$219

Vested and expected to vest at September 30, 2021	652	$7.57	9.5	$219
Vested and exercisable at September 30, 2021	60	$7.77	9.6	$7

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2021 was $5.47 and $4.85, respectively. The total fair value of options vested during the three and nine months ended September 30, 2021 was approximately $202 and $300, respectively. Total unrecognized compensation expense of $2,496 related to stock options will be recognized over a weighted average period of 2.8 years.

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Risk-free interest rate	0.8 - 1.1%	0.6 - 1.1%
Expected term (years)	6	6
Expected volatility	73%	72 - 73%
Dividends	0.0%	0.0%

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

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	2,050	$10.30
Restricted stock awards granted	—	$—
Restricted stock awards vested	(598)	$10.34
Restricted stock awards cancelled	—	$—
Non-vested at September 30, 2021	1,452	$10.28

The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2021 was approximately $1,235 and $6,182, respectively. At September 30, 2021 there was approximately $8,671 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.1 years. The number of restricted stock awards that are expected to vest are as follows: 120 in the quarter ending December 31, 2021; 338 in the quarter ending March 31, 2022; 140 in the quarter ending June 30, 2022; 113 in the quarter ending September 30, 2022; 113 in the quarter ending December 31, 2022; 237 in the quarter ending March 31, 2023; 136 in the quarter ending June 30, 2023; 180 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at September 30, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

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

As of September 30, 2021, 24 shares of common stock have been issued to employees participating in the 2020 ESPP and 316 shares were available for future issuance under the 2020 ESPP.

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

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan, the 2020 ESPP and the Phantom Stock Plan in the Company’s condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue – product	$46	$130	$168	$130
Cost of revenue – service	27	70	95	70
Selling, general and administrative expenses	1,373	3,179	4,580	3,267
Research and development expenses	127	370	480	370
Total	$1,573	$3,749	$5,323	$3,837

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2021	$1,500
2022	5,606
2023	3,495
2024	469
2025	97
Thereafter	—
Total unrecognized stock-based compensation expense	$11,167

The amounts included in this table are based on restricted stock awards and stock options outstanding at September 30, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

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

Stock-based compensation expense related to the PDL awards for the three months ended September 30, 2021 and 2020 was approximately $0 and $15, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately $0 and $53, respectively, recorded in selling, general, and administrative expenses.

The total fair value of restricted stock awards vested during the nine months ended September 30, 2021 and 2020 was approximately $0 and $65, respectively.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(6,155)	$(4,763)	$(15,699)	$(12,946)
Weighted average number of shares of common stock	9,439	7,465	9,308	3,202
Basic and diluted net loss per share	$(0.65)	$(0.64)	$(1.69)	$(4.04)

The Company applied the two-class method for calculating net loss per share. The two-class method is an allocation of losses between the holders of common stock and the Company’s participating securities. Net loss attributable to common stockholders is computed by deducting the dividends accumulated for the period on the Series A Preferred Stock from the Company’s net loss. Interest expense on the Series A Preferred Stock is calculated using the effective interest method. The adjustment, if any, to the net loss is the portion of the cumulative dividends in excess of the interest expense on the Series A Preferred Stock. There were no cumulative dividends in excess of interest expense during the three and nine months ended September 30, 2021 and 2020.

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded 1,452 shares of underlying unvested restricted stock awards and 652 outstanding stock options for the three and nine months ended September 30, 2021 and 1,847 shares of underlying unvested restricted stock awards and 0 outstanding stock options for the three and nine months ended September 30, 2020 from its net loss per diluted share calculations because their effect was anti-dilutive.

The anti-dilutive weighted average shares excluded from the net loss per share diluted shares calculations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock awards	1,097	1,426	1,190	479
Outstanding stock options	649	—	436	—
Total	1,746	1,426	1,626	479

Note 13. Related Party Transactions

In the ordinary course of business, the Company entered into transactions with PDL.

Corporate Allocations

The Company’s condensed financial statements include expenses of $0 and $637 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $3,387 for the nine months ended September 30, 2021 and 2020, respectively, allocated to the Company by PDL for corporate support functions that were provided by PDL such as administration and organizational oversight; including employee benefits, finance and accounting, treasury and risk management, professional and legal services, among others. Allocated costs were included within selling, general and administrative expenses in the accompanying condensed statements of operations. A portion of these allocated costs related to certain cross charges that were historically cash settled and included in the condensed statements of cash flows as operating activities. As of September 30, 2021 and December 31, 2020, $0 corporate allocation costs were outstanding.

No costs related to the separation of LENSAR incurred by PDL have been allocated to the Company for the three and nine months ended September 30, 2021 and 2020.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note Payable to Related Party

In May 2017, the Company entered into a loan agreement with PDL. Under the loan agreement, the maximum aggregate principal amount that LENSAR could draw from the loan agreement was $25,600. On April 15, 2020, the Company and PDL, upon mutual agreement, increased the credit limit that LENSAR can draw from PDL under the loan agreement by $7,000 to a total of $32,600. LENSAR drew an additional $12,400 under the loan agreement during the year ended December 31, 2020. Immediately before the Note Payable Recapitalization, the Company had drawn the full amount under the amended loan agreement. The interest expense incurred during the three months ended September 30, 2021 and 2020 was $0 and $33, respectively, and the nine months ended September 30, 2021 and 2020 was $0 and $511, respectively, and is included in interest expense.

As of September 30, 2021, Company does not have a Note payable due to related party. See Note 1, Overview and Basis of Presentation, for more information on the Note Payable Recapitalization.

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

We are focused on continuous innovation and are currently developing our proprietary next generation ALLY Adaptive Cataract Treatment System. The ALLY Adaptive Cataract Treatment System is designed to combine our existing femtosecond laser technology with enhanced capabilities and a phacoemulsification system into a single unit and allow surgeons to perform each of the critical steps in a cataract procedure in a single operating room using this device. We expect this combination product will be a meaningful advancement and will provide significant administrative and financial benefit to a surgeon’s practice at a cost less than the cost of our current system. We anticipate submitting an application for 510(k) clearance to the U.S. Food and Drug Administration, or FDA, by the end of the first quarter of 2022 and, subject to FDA clearance, we expect to begin commercialization of the ALLY Adaptive Cataract Treatment System by the end of 2022. If the ALLY Adaptive Cataract Treatment System is cleared by the FDA, we believe its lower cost of goods and combined functions will help drive broader penetration for us into the overall cataract surgery market and could create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions. In the United States, we sell our products through a direct sales organization that, as of September 30, 2021, consisted of approximately 35 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, technical and customer support personnel. We currently manufacture our LENSAR Laser System at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the COVID-19 pandemic on the global supply chain of certain products, including increasing lead times required for the ordering of component parts to ensure timely delivery.

Our revenue increased from $7.1 million for the three months ended September 30, 2020 to $8.3 million for the three months ended September 30, 2021, representing an increase of 16%, primarily due to increased procedure volume. Our net losses were $6.2 million and $4.8 million for the three months ended September 30, 2021 and 2020, respectively. Additionally, our installed base of LENSAR Laser Systems has increased from approximately 225 as of December 31, 2020 to approximately 240 as of September 30, 2021.

Our revenue increased from $18.1 million for the nine months ended September 30, 2020 to $23.2 million for the nine months ended September 30, 2021, representing an increase of 28%, primarily due to sales of the LENSAR Laser System and increased procedure volume. Our net losses were $15.7 million and $12.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Factors to Consider

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to medical device companies, including risks inherent in:

•	our laser system development and commercialization efforts;
•	clinical trials;

•	uncertainty of regulatory actions and marketing approvals;
•	reliance on a network of international distributors and a network of suppliers;
•	levels of coverage and reimbursement by government or other third-party payors for procedures using our products;
•	patients’ willingness and ability to pay for procedures with significant costs not covered by or reimbursable through government or other third-party payors;
•	enforcement of patent and proprietary rights;
•	the need for future capital;
•	the ongoing impact of the COVID-19 pandemic and all safety requirements and suggestions regarding patient treatment as required or suggested by health care authorities;
•	supply chain shortages and price increases resulting from the COVID-19 pandemic; and
•	competition associated with our products.

We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements.

Our revenues and operating expenses are also difficult to predict and depend on several factors, including the level of ongoing research and development requirements necessary to complete development of our ALLY Adaptive Cataract Treatment System, the number of laser systems we manufacture, sell, and lease on an annual basis, the availability of capital and direction from regulatory agencies, which are difficult to predict. We may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and payments.

On March 11, 2020, the World Health Organization declared a global pandemic, as the outbreak of a novel strain of coronavirus spread throughout the world. The outbreak of COVID-19 has significantly disrupted our business operations and adversely impacted our business, as non-essential medical procedures, including cataract surgeries, were suspended or significantly decreased in many geographic areas in which we operate for approximately three months. Actions taken to mitigate coronavirus have had, and are expected to continue to have, an adverse impact on the geographical areas in which we operate, and we are making adjustments intended to assist in protecting the safety of our employees and communities while continuing our business activities where possible and legally permitted. To date, implementation of these measures has not required material expenditures, but the temporary suspension of non-essential medical services significantly impacted our revenues and cash flows in 2020 as well as increasing our inventories, and the pandemic continues to disrupt our commercial operations. During the second quarter of 2020, we made lease concessions to several customers related to the effects of the COVID-19 pandemic, which adversely impacted revenue recognized during the period. In return for these concessions, the related contracts were extended by the same number of months waived. Although procedure volume has returned to pre-pandemic levels in the United States and Europe, the COVID-19 pandemic continues to negatively influence our ability to grow system placements at historical levels and accordingly, our inventory of finished goods has increased beyond historical levels. We have also experienced some supply chain disruptions and unavailability of various component parts needed for our LENSAR Laser System and the development of our ALLY Adaptive Cataract Treatment System as a result of COVID-19, including increasing lead times required for the ordering of component parts to ensure timely delivery. To date, we have maintained sufficient inventory to mitigate adverse impact from such disruptions and unavailability; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PID and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the LENSAR Laser System surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our LENSAR laser systems. For the three and nine months ended September 30, 2021, approximately 87% and 89% of our revenue was attributable to recurring sources, respectively, compared to 82% and 87% for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, recurring revenue was significantly impacted by suspensions of non-essential medical services due to COVID-19.

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

We are continuing to grow our sales efforts of the LENSAR Laser System in the United States. We expect our selling, general and administrative expenses to continue to increase in association with our planned growth. Additionally, if we receive regulatory clearance for the ALLY Adaptive Cataract Treatment System, we anticipate additional increases in selling, general and administrative expenses as we prepare for and launch the ALLY Adaptive Cataract Treatment System. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and those of the SEC, as well as increased expenses for director and officer insurance, investor relations and professional services.

Research and Development Expense

Our research and development expenses consist primarily of engineering, product development, clinical studies to develop and support our products, personnel costs, such as salaries and wages, including stock-based compensation and benefits, regulatory expenses, and other costs associated with products and technologies that are in development. Currently, our research and development expense primarily consists of costs associated with the continued development of our next generation system, the ALLY Adaptive Cataract Treatment System, which is designed to combine our existing femtosecond laser technology with a phacoemulsification system into an integrated cataract treatment system.

As we continue to advance the development of the ALLY Adaptive Cataract Treatment System, we expect our research and development expenditures to increase from current levels, as we anticipate that the planned development of the ALLY Adaptive Cataract Treatment System will consume significant capital resources.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
(Dollars in thousands)	2021	2020	Year (%)	2021	2020	Year (%)
Revenue
Product	$6,084	$5,264	16%	$17,298	$13,360	29%
Lease	1,285	1,073	20%	3,536	2,519	40%
Service	903	808	12%	2,403	2,219	8%
Total revenue	$8,272	$7,145	16%	$23,237	$18,098	28%
Cost of revenue (exclusive of amortization)
Product	$2,915	$2,356	24%	$7,371	$5,824	27%
Lease	448	209	114%	967	905	7%
Service	1,058	684	55%	2,696	1,959	38%
Total cost of revenue	$4,421	$3,249	36%	$11,034	$8,688	27%

Revenue

Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020

Total revenue for the three months ended September 30, 2021 increased by $1.1 million, or 16%, compared to the three months ended September 30, 2020.

Product revenue for the three months ended September 30, 2021 increased by $0.8 million, or 16%, compared to the three months ended September 30, 2020. The increase was primarily attributable to increased procedure volume during the three months ended September 30, 2021 due to COVID-19 shutdowns during the three months ended September 30, 2020 and partially offset by less sales of the LENSAR Laser System.

Service revenue for the three months ended September 30, 2021 increased by $0.1 million compared to the three months ended September 30, 2020.

Geographically, the increase in product and service revenue combined was primarily attributable to increased net revenues in the U.S. as procedure volume exceeded pre-COVID levels. Our U.S. sales represented 50% and 51% of product and service revenue for the three months ended September 30, 2021 and 2020, respectively.

Lease revenue for the three months ended September 30, 2021 increased by $0.2 million compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020

Total revenue for the nine months ended September 30, 2021 increased by $5.1 million, or 28%, compared to the nine months ended September 30, 2020.

Product revenue for the nine months ended September 30, 2021 increased by $3.9 million, or 29%, compared to the nine months ended September 30, 2020. The increase was primarily attributable to increased procedure volume during the nine months ended September 30, 2021 due to COVID-19 shutdowns during the nine months ended September 30, 2020.

Service revenue for the nine months ended September 30, 2021 increased by $0.2 million compared to the nine months ended September 30, 2021.

Geographically, the increase in product and service revenue combined was primarily attributable to increased net revenues in the U.S. as procedure volume exceeded pre-COVID levels. Our U.S. sales represented 55% and 49% of product and service revenue for the nine months ended September 30, 2021 and 2020, respectively.

Lease revenue for the nine months ended September 30, 2021 increased by $1.0 million compared to the nine months ended September 30, 2020 primarily due to increased leased systems.

Cost of Revenue

Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020

Total cost of revenue for the three months ended September 30, 2021 increased by $1.2 million, or 36%, compared to the three months ended September 30, 2020.

Cost of product revenue for the three months ended September 30, 2021 increased by $0.6 million, or 24%, compared to the three months ended September 30, 2020. Increased procedure volume between the periods somewhat offset the lower cost of product revenue attributable to the number of sales of LENSAR Laser Systems, which have a lower gross margin than procedure licenses.

Cost of service revenue for the three months ended September 30, 2021 increased by $0.4 million compared to the three months ended September 30, 2020.

Cost of lease revenue for the three months ended September 30, 2021 increased by $0.2 million compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020

Total cost of revenue for the nine months ended September 30, 2021 increased by $2.3 million, or 27%, compared to the nine months ended September 30, 2020.

Cost of product revenue for the nine months ended September 30, 2021 increased by $1.5 million, or 27%, compared to the nine months ended September 30, 2020. The increase was primarily attributable to the number of sales of LENSAR Laser Systems, which have a lower gross margin than procedure licenses, and increased procedure volume between the periods. Furthermore, as we prepare to manufacture the ALLY Adaptive Cataract Treatment System, we expect cost of product revenue to increase from current levels through 2022.

Cost of service revenue for the nine months ended September 30, 2021 increased by $0.7 million compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase in service volume due to the increase in installed LENSAR Laser Systems.

Cost of lease revenue for the nine months ended September 30, 2021 increased by $0.1 million compared to the nine months ended September 30, 2020.

Operating Expenses

Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2021 were $6.5 million, an increase of $0.2 million, or 4%, compared to $6.3 million for the three months ended September 30, 2020. The increase was due to increases in sales and marketing expenses of $0.8 million, which was primarily the result of increased trade show and travel activity, and increased expenses associated with being a public company, as well as returning to normal operations as COVID-19 restrictions were eased. These were partially offset by a decrease in personnel expense, primarily due to less stock-based compensation expense of $1.8 million. Selling, general and administrative expenses for the three months ended September 30, 2020 include $0.6 million of expenses allocated from PDL for corporate support functions. As we get closer to submitting the application for 510(k) clearance of the ALLY Adaptive Cataract Treatment System to the U.S. Food and Drug Administration, currently expected by the end of the first quarter of 2022, and the projected commercial launch of the ALLY Adaptive Cataract Treatment System in the latter half of 2022, we expect selling, general and administrative expense to increase from current levels.

Research and Development. Research and development expenses for the three months ended September 30, 2021 were $3.2 million, an increase of $1.2 million, or 59%, compared to $2.0 million for the three months ended September 30, 2020. The increase was primarily attributable to increased expenses for the development of the ALLY Adaptive Cataract Treatment System and raw materials purchased for the manufacture of the ALLY Adaptive Cataract System.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended September 30, 2021, consistent with the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2021 were $18.1 million, an increase of $3.0 million, or 20%, compared to $15.1 million for the nine months ended September 30, 2020. The increase was due to increases in sales and marketing expenses of $1.2 million, primarily due to increased trade show and travel activity, personnel expense of $0.6 million, primarily due to stock-based compensation expense, and administrative expenses associated with being a standalone public company. Selling, general and administrative expenses for the nine months ended September 30, 2020 include $3.4 million of expenses allocated from PDL for corporate support functions. As we get closer to submitting the application for 510(k) clearance of the ALLY Adaptive Cataract Treatment System to the U.S. Food and Drug Administration, currently expected by the end of the first quarter of 2022, and the projected commercial launch of the ALLY Adaptive Cataract Treatment System in the latter half of 2022, we expect selling, general and administrative expense to increase from current levels.

Research and Development. Research and development expenses for the nine months ended September 30, 2021 were $8.9 million, an increase of $3.9 million, or 78%, compared to $5.0 million for the nine months ended September 30, 2020. The increase was primarily attributable to increased expenses of $3.3 million for the development of the ALLY Adaptive Cataract Treatment System largely associated with increased supplies needed for research and development and increased personnel expenses, including stock-based compensation expense.

Amortization of Intangible Assets. Amortization of intangible assets was $0.9 million for the nine months ended September 30, 2021, consistent with the nine months ended September 30, 2020.

Other Income (Expense)

Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020

Interest expense decreased by $0.1 million, or 100%, to $0 for the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020. The decrease was attributable to a recapitalization of the Company in the third quarter of 2020, resulting in the elimination of interest expense related to our Series A Preferred Stock and note payable to PDL.

Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020

Interest expense decreased by $1.3 million, or 100%, to $0 for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. The decrease was attributable to a recapitalization of the Company in the third quarter of 2020, resulting in the elimination of interest expense related to our Series A Preferred Stock and note payable to PDL.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net loss	$(6,155)	$(4,763)	$(15,699)	$(12,946)
Add: Interest expense	—	65	—	1,340
Less: Interest income	(10)	(14)	(41)	(48)
Add: Depreciation expense	393	227	1,063	1,035
Add: Amortization expense	309	313	931	944
EBITDA	(5,463)	(4,172)	(13,746)	(9,675)
Add: Stock-based compensation expense	1,573	3,764	5,323	3,890
Adjusted EBITDA	$(3,890)	$(408)	$(8,423)	$(5,785)

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

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2021 and 2020, we had net losses of $15.7 million and $12.9 million, respectively, and as of September 30, 2021, we had an accumulated deficit of $73.7 million. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue to build our commercial infrastructure, pursue development and FDA clearance of our proprietary, next generation ALLY Adaptive Cataract Treatment System, and invest in research and development. In addition, as a stand-alone public company, we will incur significant legal, accounting and other expenses that we did not incur as a subsidiary of PDL. In connection with the acquisition of certain intellectual property the Company could be required to make milestone payments in the amount of $2.4 million, which are contingent upon the regulatory approval and commercialization of the ALLY Adaptive Cataract Treatment System. In addition, the Company acquired certain intellectual property, which if used in the development of the ALLY Adaptive Cataract Treatment System could result in additional royalty payments at a rate of 3%.

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

Historically, as our former parent, PDL provided us cash management and other treasury services. Following the Spin-Off, PDL no longer provides such services, and our primary sources of liquidity are our cash on hand, cash from the sale and lease of our systems and the sale of our consumables. We may raise additional capital from equity or debt financings or from other sources. As of September 30, 2021, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and launch of the ALLY Adaptive Cataract Treatment System, which is projected to occur in the latter half of 2022.

As we get closer to the planned commercial launch of the ALLY Adaptive Cataract Treatment System anticipated to be later in 2022, we expect selling, general and administrative expenses to increase from current levels. Clearance of the ALLY Adaptive Cataract Treatment System and its subsequent anticipated launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within our control.

Our liquidity needs will be largely determined by the success of our operations regarding the successful commercialization of our existing products and the progression, anticipated clearance and launch of the ALLY Adaptive Cataract Treatment System in the future. We expect we will need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources to continue our operations beyond 2022. We may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to incur additional costs as a stand-alone public company. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development of the ALLY Adaptive Cataract Treatment System, our next generation integrated cataract treatment system. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of COVID-19 on our business; the timing, scope and magnitude of our commercial and development activities; and the timing of regulatory clearance of the ALLY Adaptive Cataract Treatment System.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(8,230)	$(11,794)
Net cash used in investing activities	(198)	(221)
Net cash provided by financing activities	170	50,001
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,258)	$37,986

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $8.2 million, consisting primarily of a net loss of $15.7 million and a decrease in net operating assets of $0.7 million, partially offset by non-cash charges of $8.1 million. The decrease in net operating assets was primarily due to changes in accounts receivable, inventories and accrued liabilities offset by changes in prepaid and other current assets. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $0.2 million, which consisted primarily of capital expenditures for property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million, which also consisted primarily of capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $0.2 million, primarily due to proceeds from the sale of common stock under the employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $50.0 million, primarily due to capital contributions of $20.7 million, sale of common stock of $16.4 million, proceeds of $12.4 million from the note with PDL and a $2.4 million capital contribution from PDL, partially offset by a $1.9 million distribution to PDL.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2020, we granted restricted stock awards to directors and employees to maintain proportionate ownership after the Spin-Off. During the nine months ended September 30, 2021, we granted stock options directors and employees. We intend to grant stock options as part of our overall compensation package to employees.

At September 30, 2021, there was approximately $8.7 million and $2.5 million of total unrecognized compensation expense related to restricted stock awards and stock options, respectively, which is expected to be recognized over a weighted-average period of 1.1 years and 2.8 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2021	$1,500
2022	5,606
2023	3,495
2024	469
2025	97
Thereafter	—
Total unrecognized stock-based compensation expense	$11,167

The amounts included in this table are based on restricted stock awards and stock options outstanding at September 30, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Off Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2021:

	Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Operating leases (1)	$533	$1,110	$1,172	$715	$3,530
Purchase obligations (2)	279	49	—	—	328
Total contractual obligations	$812	$1,159	$1,172	$715	$3,858

(1)	Amounts represent the lease for the LENSAR corporate office and manufacturing facility in Orlando, Florida.
(2)	Consists of a $0.3 million minimum purchase obligation for inventory components. We expect to meet these requirements.

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

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its Financial Statements and accompanying notes. The Critical Accounting Policies and Use of Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report describes the significant accounting policies and methods used in the preparation of our financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The impact on accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. Actual results may differ from these estimates and such differences may be material. As of September 30, 2021, there were no other significant changes to any of our critical accounting policies.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $32.3 million as of September 30, 2021. Our cash and cash equivalents are held in deposit demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2021.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the LENSAR Laser System’s ability to operate for lack of payment and, in the case of notes receivable, repossess the LENSAR Laser System if scheduled payments lapse. As of September 30, 2021, three customers accounted for 18%, 13%, and 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2019 and 2020, we had net losses of $14.7 million and $19.8 million, respectively, and for the nine months ended September 30, 2020 and 2021, we had net losses of $12.9 million and $15.7 million, respectively. As of September 30, 2021, we had an accumulated deficit of $73.7 million. We expect to continue to incur losses for the foreseeable future as we continue to build our commercial infrastructure, pursue development and FDA clearance of our proprietary, next generation system, known as our ALLY Adaptive Cataract Treatment System, and invest in research and development. In addition, as a result of becoming a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

Our ability to maintain our market share, execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption and continued acceptance of our LENSAR Laser System by surgeons, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers, or ASCs. Our system is currently used in advanced cataract procedures for which surgeon reimbursement continues to decline and patients pay a significant portion of the cost of the procedure. We cannot predict the extent to which patients will continue to seek out these types of procedures. Further, we cannot predict if cataract surgeons will continue to use our LENSAR Laser System or how quickly cataract surgeons will accept any planned or future products we introduce and, if accepted, how frequently any such products will be used. Our current products may not maintain, and our ALLY Adaptive Cataract Treatment System or other planned or future products we may develop or market may never gain, broad market acceptance among cataract surgeons and the medical community for the procedures in which they are designed to be used. Our ability to maintain and increase market acceptance of our products depends on a number of factors, including:

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

We are currently focused on developing our ALLY Adaptive Cataract Treatment System. Our ALLY Adaptive Cataract Treatment System will take considerable time and resources to develop, and we may not be able to complete development, obtain FDA clearance (or regulatory bodies’ certification or approval) to market and ultimately commercialize our ALLY Adaptive Cataract Treatment System on a timely basis, or at all. Moreover, we are developing our ALLY Adaptive Cataract Treatment System as a dual-function device that can perform both phacoemulsification and laser-assisted surgery, and if approved, its commercial success will depend significantly on physicians’ perception of the benefits of such a device and the extent to which government and other third-party payors cover and reimburse surgeons and other health care providers for procedures using our ALLY Adaptive Cataract Treatment System. We are relying on a third party to develop and manufacture the phacoemulsification component of our ALLY Adaptive Cataract Treatment System, and do not currently possess the internal resources or know-how to do so. Any adverse developments with that third-party supplier, including that third-party’s failure to obtain 510(k) clearance for their phacoemulsification device, for which the phacoemulsification component of our ALLY Adaptive Cataract Treatment System is using as a predicate, could in turn negatively impact our development of our ALLY Adaptive Cataract Treatment System, our ability to obtain 510(k) clearance of our ALLY Adaptive Cataract Treatment System or, even if clearance is obtained, the timing of any commercialization of our ALLY Adaptive Cataract Treatment System.

While we have engaged in market research to evaluate the interest in a dual-function device, the results of that research are based on a small population of cataract surgeons and may not be indicative of actual market interest. In addition, the success of our ALLY Adaptive Cataract Treatment System or any other new product offering or product enhancements we pursue will depend on several factors, including our ability to:

•	properly identify and anticipate cataract surgeon and patient needs;
•	develop and introduce new products and product enhancements in a timely manner;
•	our ability to exclude competition based on our intellectual property rights;

•	avoid infringing upon the intellectual property rights of third-parties;
•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•	obtain the necessary regulatory clearances, certifications or approvals for expanded indications, new products or product modifications;
•	be fully FDA (or other regulatory authority)-compliant with manufacturing and marketing of new devices or modified products;
•	provide adequate training to potential users of these products;
•	receive adequate coverage and reimbursement for procedures performed with our ALLY Adaptive Cataract Treatment System or any other products we may develop in the future; and
•	develop an effective and dedicated sales and marketing team.

If we are not successful in expanding our product offering, our ability to increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

COVID-19 and actions taken to control the spread of COVID-19 have had an adverse impact on our business, and we expect this to continue.

The outbreak of a novel coronavirus, or COVID-19, has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 and actions taken to control the spread of COVID-19 have significantly impacted our business, and we expect they may continue to do so. For example, many jurisdictions imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities, including the suspension or restriction of elective surgeries and various business operations. These types of orders and restrictions resulted in a significant decrease in the number of and demand for non-essential or elective medical procedures, including cataract surgeries, during 2020 and early 2021. We cannot provide assurance procedure volume levels will continue to grow if additional business suspensions or restrictions are mandated. Additionally, some of our employees are still subject to remote working arrangements and restricted business-related travel. The new federal vaccine mandate concerning mandatory COVID-19 vaccination or testing of employees of private businesses could have a material adverse impact on our business and results of operations, including the ability to attract and retain employees. As a result of the vaccine mandate, we may experience constraints on our workforce and the workforce of our supply chain, which could require us to adapt our operations. The respective commercial teams of certain of the third parties that act as our distributors in international markets have chosen or have been forced to take similar action, and those or other distributors may choose or be forced to take similar action in the future. Neither we, nor our distributors have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. While the implementation of these measures has not required material expenditures to date, the suspension of non-essential medical services during 2020 significantly impacted our revenues and cash flows and significantly impacted our ability to operate our commercial operations. Furthermore, these developments, including their long-term impact on our suppliers, may adversely affect the availability of parts and components needed for our LENSAR Laser Systems and for our development of our ALLY Adaptive Cataract Treatment System or, if such conditions persist, the commercial success of our ALLY Adaptive Cataract Treatment System. Furthermore, we may face increased costs associated with supply chain disruptions and price increases resulting from the COVID-19 pandemic. In addition, the COVID-19 pandemic has resulted in, and may continue to result in, historically high unemployment rates, which typically result in lower rates of private health insurance. Even if procedures in which our LENSAR Laser Systems are used are covered or reimbursable by third-party payors, patients may not have adequate insurance coverage or other discretionary income to pay for a procedure in which one of our LENSAR Laser Systems is used, which would in turn adversely impact our future revenue and results of operations. Furthermore, some industry meetings and conferences have moved to a virtual format, which severely limits our ability to meet and interact with surgeons and staff, display our technology, conduct user group meetings, and network as a means to market and sell our product.

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

Additionally, weak or uncertain economic conditions, such as those that have resulted from the COVID-19 pandemic, may cause individuals to be less willing to pay for advanced cataract procedures. Although we anticipate use of our ALLY Adaptive Cataract Treatment System in certain aspects of the standard cataract procedure will be covered by or reimbursable through government or other third-party payors, our current LENSAR Laser System procedures are not covered by or reimbursable through government or other third-party payors. A decline in economic conditions in the United States or in international markets could result in a decline in demand for the procedures in which our LENSAR Laser System is used and could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System as well as purchases of our consumables and licensed applications outside of the United States. As of September 30, 2021, three customers accounted for 18%, 13%, and 10% of our accounts receivable, net. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

Subject to the duration and extent of the impact of the ongoing COVID-19 pandemic, we expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to continue to incur additional costs as a stand-alone public company. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development of our ALLY Adaptive Cataract Treatment System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of regulatory clearance of our ALLY Adaptive Cataract Treatment System. We also expect the impact of the ongoing COVID-19 pandemic will negatively affect our capital requirements and the availability of funds to finance those requirements.

As of the date of this Quarterly Report, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and the commercial launch of our ALLY Adaptive Cataract Treatment System, which is projected to occur in the latter half of 2022. However, if these amounts are insufficient to satisfy our liquidity requirements, we may seek additional funds from public and private stock offerings, borrowings under credit facilities or other sources that we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including, but not limited to:

•	the revenue generated by the sale, lease or use of our LENSAR Laser Systems;
•	the costs associated with expanding our sales and marketing efforts;
•	the expenses we incur in procuring, manufacturing and selling our LENSAR Laser Systems, including increased costs associated with supply chain disruptions caused by the COVID-19 pandemic;
•

the costs of researching, developing and commercializing our ALLY Adaptive Cataract Treatment System, including increased costs associated with supply chain disruptions caused by the COVID-19 pandemic, or other new products or technologies;

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

If the supply or manufacture of our LENSAR Laser System or other products is materially disrupted, including supply chain shortages and price increases resulting from the COVID-19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

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

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our LENSAR Laser System and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We are also relying on a third party to develop and manufacture the phacoemulsification component of our ALLY Adaptive Cataract Treatment System. If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delay in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability of various component parts needed for our LENSAR Laser System and the development of our ALLY Adaptive Cataract Treatment System. For example, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing disruptions in the supply of various component parts needed for our LENSAR Laser System and the development of our ALLY Adaptive Cataract Treatment System. Our efforts to maintain an adequate supply of inventory may not be sufficient and, the long-term loss of these suppliers, or their long-term inability to provide us with an adequate supply of components or products, could potentially cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. If it becomes necessary to identify and qualify a suitable second source to replace one of our key suppliers, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could also result in delay. Any disruption of this nature or increased expense could harm our commercialization efforts and could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary competitors in providing surgical solutions for cataract patients are Alcon Inc.; Bausch + Lomb, a division of Bausch Health Companies Inc.; Johnson & Johnson; Carl Zeiss AG; and Zeimer. These competitors are focused on bringing new technologies to market and acquiring products and technologies that directly compete with our products or have potential product advantages that could render our products obsolete or noncompetitive. If we receive regulatory clearance for our ALLY Adaptive Cataract Treatment System, KERANOVA S.A. could be a competitor if their device receives regulatory clearance.

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

Customers may lease our LENSAR Laser System or finance the laser through the product utilization, and we believe there has been an increase in demand for these types of customer leasing in recent years, especially in the United States. We may experience loss from a customer’s failure to make payments according to the contractual lease terms or some other material decrease in the practice revenues and surgical procedure volume. Our exposure to the credit risks relating to our lease financing arrangements may increase if our customers are adversely affected by changes in healthcare laws, economic pressures or uncertainty, or other customer-specific factors. In addition, our credit risk may be highly concentrated, as we rely exclusively on a network of independent distributors to generate sales outside of the United States. Further, ongoing consolidation among distributors, retailers and healthcare provider organizations could increase the concentration of credit risk. The factors affecting our customers’ ability to make timely payments according to the contractual lease terms are out of our control, and as a result, exposes us to additional risks that may materially and adversely affect our business and results of operations. The occurrence of any such factors affecting our customers may cause delays in payments or, in some cases, defaults on payment obligations, which could result in material losses.

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. However, the COVID-19 pandemic has reduced the number of systems we have been able to place, and accordingly, our inventory of finished goods has increased beyond historical levels. In addition, as use of our LENSAR Laser System is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. As we approach submitting the application for 510(k) clearance of our ALLY Adaptive Cataract Treatment System and the projected commercial launch of our ALLY Adaptive Cataract Treatment System, we will adapt our manufacturing operations of our current LENSAR Laser Systems and we could underestimate demand for the LENSAR Laser System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

Failure to secure adequate coverage or reimbursement by government or other third-party payors for procedures using our ALLY Adaptive Cataract Treatment System or our other future products, or changes in current coverage or reimbursement, could materially impact our revenue and future growth.

Adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs, for procedures using our ALLY Adaptive Cataract Treatment System or other products we may develop in the future, if approved, is central to the acceptance and adoption of these products. Hospitals, healthcare facilities, physicians and other healthcare providers that may purchase and use our ALLY Adaptive Cataract Treatment System generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures using our ALLY Adaptive Cataract Treatment System. If third-party payors reduce their levels of payment, if our costs of production increase faster than increases in reimbursement levels or if third-party payors deny reimbursement for procedures using our ALLY Adaptive Cataract Treatment System, our ALLY Adaptive Cataract Treatment System may not be adopted or accepted by hospitals, healthcare facilities, physicians or other healthcare providers and the prices paid for a procedure using our ALLY Adaptive Cataract Treatment System may decline, which could have a material adverse effect on our business, financial condition or results of operations.

Physicians are reimbursed separately for their professional time and effort to perform a cataract procedure that is covered by third-party payors. Such party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our ALLY Adaptive Cataract Treatment System would be used. These updates could directly impact the demand for our future products. For example, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule, or PFS, through 2019, but no annual update from 2020 through 2025. MACRA also introduced a Quality Payment Program for Medicare physicians, nurses and other “eligible clinicians” (as defined in MACRA) that adjusts overall reimbursement under the PFS based on certain performance categories. While MACRA applies only to Medicare reimbursement, Medicaid and private payors often follow Medicare payment limitations in setting their own reimbursement rates, and any reduction in Medicare reimbursement may result in a similar reduction in payments from private payors, which may result in reduced demand for our ALLY Adaptive Cataract Treatment System or any other products we may develop in the future. However, there is no uniform policy of coverage and reimbursement among payors in the United States. Therefore, coverage and reimbursement for procedures can differ significantly from payor to payor. Many private payors require extensive documentation of a multi-step diagnosis before authorizing procedures using our products. Some private payors may apply their own coverage policies and criteria inconsistently, and physicians and other healthcare providers may not be able to receive approval and reimbursement for certain procedures using our ALLY Adaptive Cataract Treatment System consistently. Any perception by physicians and other healthcare providers that the reimbursement for procedures using our ALLY Adaptive Cataract Treatment System or other future products is inadequate to compensate them for the work required, including diagnosis, documentation, obtaining third-party payor approval for the procedure and other burdens on their office staff or that they may not be reimbursed at all for the procedures using our ALLY Adaptive Cataract Treatment System or other future products, may negatively affect the adoption and use of our ALLY Adaptive Cataract Treatment System or other future products and technologies, and the prices paid for such products may decline.

The healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs. Third-party payors are imposing lower payment rates and negotiating reduced contract rates with hospitals, other healthcare facilities, surgeons and other healthcare providers and being increasingly selective about the products, technologies and procedures they chose to cover and provide reimbursement for. Third-party payors may adopt policies in the future restricting access to products and technologies like ours or the procedures performed using such products. Therefore, we cannot be certain that any procedures performed with our ALLY Adaptive Cataract Treatment System or other future products will be covered and reimbursed. There can be no guarantee that should we introduce new products and technologies, third-party payors will provide adequate coverage and reimbursement for those products or the procedures in which they are used. If third-party payors do not provide adequate coverage or reimbursement for such products, then our sales may be limited to circumstances where our products and procedures using our products are being largely or entirely self-paid by patients, as is currently the case with procedures using our current LENSAR Laser System.

Additionally, market acceptance of our products and technologies in foreign markets may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. In Europe, reimbursement is entirely regulated at member state level, varies significantly between countries, and member states are facing increased pressure to limit public healthcare spending. We may not obtain additional international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact future market acceptance of our ALLY Adaptive Cataract Treatment System or any of other products we may develop in the future in the international markets in which those approvals are sought.

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

We have experienced significant period-to-period growth in our business, with the exception of 2020 due to the impact of the COVID-19 pandemic on our operations, and we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

•	new and increased responsibilities for our management team;
•	increased pressure on our operating, financial and reporting systems;
•	increased pressure to anticipate and satisfy market demand;
•	additional manufacturing capacity requirements;
•	strain on our ability to source a larger supply of components that meet our required specifications on a timely basis;
•	management of an increasing number of relationships with our customers, suppliers and other third parties;
•	entry into new international territories with unfamiliar regulations and business approaches;
•	the need to hire, train and manage additional qualified personnel; and
•	transitioning manufacturing from our LENSAR Laser System to our ALLY Adaptive Cataract Treatment System.

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

We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products, including our ALLY Adaptive Cataract Treatment System, or modifications to our current products, and failure to timely obtain necessary clearances, certifications or approvals for our future products or modifications to our current products would adversely affect our ability to grow our business.

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

We plan to submit a request for 510(k) clearance for our ALLY Adaptive Cataract Treatment System. We have entered into a development agreement with Oertli pursuant to which we are collaborating in the development of a key component in our ALLY Adaptive Cataract Treatment System. Our ability to receive 510(k) clearance on a timely basis, if at all, for our ALLY Adaptive Cataract Treatment System is subject to our partner, Oertli, successfully receiving 510(k) clearance for their phacoemulsification device. If Oertli is unsuccessful in obtaining clearance on its projected timelines, or at all, we could be delayed in our submission for 510(k) clearance of our ALLY Adaptive Cataract Treatment System, and/or we may be required to find an alternative component from a different third party to replace the component Oertli is developing. We may be unable to identify a replacement supplier, and even if we are, the use of a third party component could require additional data or other activities that could increase our costs or delay our projected timing. If any of these events were to occur, we could be materially delayed in our efforts to seek 510(k) clearance of our ALLY Adaptive Cataract Treatment System, if we are able to seek clearance of our ALLY Adaptive Cataract Treatment System at all. Even if Oertli obtains clearance for the phacoemulsification device, the FDA has significant discretion in the 510(k) clearance process, and we cannot guarantee that we will obtain clearance of our ALLY Adaptive Cataract Treatment System as proposed.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. The FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

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

In addition, the EU landscape concerning medical devices recently evolved. On May 25, 2017, the Medical Devices Regulation (Regulation 2017/745) entered into force, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU Member States, the regulations are directly applicable, i.e., without the need for adoption of EU Member State laws implementing them, in all EU Member States and are intended to eliminate current differences in the regulation of medical devices among EU Member States. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation became effective on May 26, 2021. The new regulation among other things:

•

strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;

•	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;

•

improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;

•	sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•

strengthens the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

The aforementioned EU rules are generally applicable in the EEA. These modifications may have an effect on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions could be delayed, which could adversely affect our ability to grow our business in a timely manner.

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

Enacted and future healthcare legislation may increase the difficulty and cost for us to commercialize our ALLY Adaptive Cataract Treatment System or other products we may develop in the future and may affect the prices we may set.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may not be able to achieve or sustain profitability or successfully market our ALLY Adaptive Cataract Treatment System or any other products we may develop and obtain clearance for in the future.

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

We own numerous issued patents and pending patent applications. As of September 30, 2021, we owned approximately 39 U.S. patents, 36 pending U.S. patent applications, 77 issued foreign patents, and 54 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

In the past, we have licensed technology from third parties and may choose or need to do so in the future, including to develop or commercialize new products or services. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product, and we may not be able to obtain necessary licenses to such patents or patent applications. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable, our business may suffer. In addition, any technology licensed or acquired by us may lose value or utility, including as a result of a change of in the industry, in our business objectives, others’ technology, our dispute with the licensor, and other circumstances outside our control. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. If we are unable to negotiate reasonable royalties or if we have to pay royalties on technology that becomes less useful for us or ceases to provide value to us, our profit margin will be reduced and we may suffer losses.

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

We have entered into a development agreement with Oertli pursuant to which we are collaborating in the development of a key component in our ALLY Adaptive Cataract Treatment System. Under this agreement, intellectual property invented individually by either party is owned exclusively by such party and intellectual property jointly developed by us and Oertli will be jointly and severally owned by us and Oertli, and by the terms of our agreement, we and Oertli are entitled to practice such jointly owned intellectual property in our respective sole discretion. Our agreement with Oertli does not restrict how individually or jointly developed intellectual property may be used, exploited, or enforced. With respect to jointly developed intellectual property, both parties will be subject to default rules under the laws of various countries pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if either party is unable to obtain that consent from the other party, the party requesting consent may be unable to exploit the invention or to license or assign its rights under these patents and patent applications in those countries. Additionally, in the United States, the other party may be required to be joined as a party to any claim or action a party may wish to bring to enforce these patent rights, which may limit its ability to pursue third party infringement claims. In some countries, Oertli will have a right to develop and commercialize products and technology invented during the course of our agreement, and to license to third parties the right to do so. This may lead to the development and commercialization of products and technology by others that are based on technology similar to our ALLY Adaptive Cataract Treatment System platform, which may impair our competitive position in the marketplace and have an adverse impact on our business. If we cannot obtain distribution rights for such jointly-owned intellectual property or Oertli-owned intellectual property, our future product development and commercialization plans and competitive position in our industry may be adversely affected, which may have a material adverse impact on our business, financial condition and results of operation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+	Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: November 8, 2021	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)