Form 10-K
period 2021-12-31
LENSAR, Inc.
filed 2022-03-03
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $78.5 million. As of January 31, 2022, there were 10,989,720 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from the ongoing and global COVID-19 pandemic; the timing of and our ability to obtain and maintain regulatory approvals; our expectations about our ability to successfully develop and commercialize our next generation system, the ALLY Adaptive Cataract Treatment System, and the timing thereof; the sufficiency of our cash and cash equivalents; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•

our ability to maintain, grow market acceptance of and enhance our LENSAR Laser System, including the development and regulatory clearances of our next generation system, the ALLY Adaptive Cataract Treatment System;

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
•

the impact to our business, financial condition and results of operations as a result of a material disruption to the supply or manufacture of our LENSAR Laser System and ALLY Adaptive Cataract Treatment System;

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

•	Our long-term growth depends on our ability to gain regulatory clearances for our ALLY Adaptive Cataract Treatment System.
•

Patients may not be willing to pay for the price difference between a standard cataract procedure and an advanced cataract procedure in which a laser system such as ours is used, an increment which is typically not covered by Medicare, private insurance or other third-party payors.

•	COVID-19 and actions taken to control the spread of COVID-19 have impeded global supply chains and have had an adverse impact on our business, and we expect this situation to continue.
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

•

We may not receive, or may be delayed in receiving, the necessary clearances or approvals for our future products, including our ALLY Adaptive Cataract Treatment System, or modifications to our current products, and failure to timely obtain necessary clearances or approvals for our ALLY system and future products or modifications to our current products would adversely affect our ability to grow our business.

•

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

PART I

Item 1.	Business.

We are a commercial-stage medical device company focused on designing, developing and marketing an advanced femtosecond laser system for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our current LENSAR Laser System incorporates a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in a laser system that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes with enhanced precision and the ability to do so consistently. As we continue to innovate, we are designing, developing, and seeking regulatory clearance of a next generation system, our ALLY Adaptive Cataract Treatment System, or ALLY or ALLY system, which combines an enhanced femtosecond laser with a phacoemulsification system in a single, integrated cataract treatment system that is designed to allow surgeons to perform a femtosecond laser assisted cataract procedure in a single operating room using a single device. The ALLY system is designed to incorporate all of the attributes and benefits of our current femtosecond laser with an efficient and advanced phacoemulsification system. This system is designed to be a significant medical advancement and provide improved efficiency and financial benefit to a surgeon’s practice. The U.S. Food and Drug Administration, or FDA, has accepted our 510(k) submission of the ALLY system for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY system later in 2022. We will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022.

Market Overview

The global market for the treatment of cataracts is characterized by large patient populations with increases driven by the aging population and the availability of new technologies, such as laser-assisted systems and an influx of new, innovative intraocular lenses, or IOLs, which can improve visual outcomes post-operatively. Cataract surgery is one of the highest volume surgical procedures in the world, and according to the American Academy of Ophthalmology, or AAO, the most common procedure performed by the ophthalmic surgeon. According to the 2021 Cataract Surgical Equipment Market Report, global estimated cataract/refractive lens exchange surgical procedures are expected to grow from 30 million in 2021 to 37 million in 2026. In the United States, cataract surgery is expected to increase from almost 4.6 million procedures in 2021 to approximately 5.3 million in 2026. By contrast, worldwide laser-assisted cataract surgery is expected to grow from an estimated 876,000 procedures in 2021 to an estimated 1.3 million procedures in 2026. There are approximately 10,000 ophthalmic surgeons in the United States focused on performing cataract procedures.

Cataracts and Cataract Surgery

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

Traditional cataract surgeries are performed by a surgeon using a metal or diamond blade to perform the corneal incisions to enter the eye, and a bent needle to perform the anterior capsulorhexis to provide the surgeon access to the nucleus of the cataract for fragmentation and subsequent removal. Over the last decade, laser systems have been developed to assist surgeons in performing or facilitating these aspects of the cataract procedure, including assessing and fragmenting the cataract. In either case, cataract nucleus disassembly and removal is achieved using a process with ultrasound called phacoemulsification. Currently, Medicare and most commercial third-party payors only cover the cost of traditional cataract surgery and the placement of a monofocal IOL, which may not produce the targeted visual outcome. To achieve their targeted visual outcome, patients may elect to have an advanced procedure that involves use of a laser system and/or implantation of a premium IOL, and/or addresses their pre-existing astigmatism in which case the patient is responsible for the cost differential between the amount reimbursed by a third-party payor and the cost of the advanced procedure.

The majority of patients suffering from cataracts also present with visually significant astigmatism. Astigmatism is an imperfection in the symmetry of the cornea, creating a different, additional focal plane in a specific axis within the cornea. This causes a distortion of the light as it converges on the retina and causes blurry vision. In 2021, Market Scope referenced data from a clinical study of 6,000 patients performed by Warren Hill, MD that estimates that approximately 70 – 90% of cataract patients present with addressable astigmatism prior to cataract surgery. To reduce the need for prescription distance or reading glasses following cataract surgery, it is important that little or no astigmatism remain. Conventionally, residual post-operative astigmatism has been targeted at less than or equal to 0.5 diopters, the unit measure of the refractive power of a lens. Surgeons may attempt to address low to moderate magnitudes of astigmatism using a procedure called limbal relaxing incisions, or LRIs, or arcuate incisions, or AIs. LRIs or AIs are performed by making two small incisions on the cornea, usually 180 degrees apart that are intended to return the cornea to a rounder, symmetrical shape. Corneal incisions used by surgeons as a means to manage astigmatism that are performed with a laser are referred to as AIs. More recently, and where the magnitude of astigmatism is higher, toric IOLs may be used to both correct the patient’s near or far vision and address any pre-existing astigmatism.

Laser-Assisted Cataract Surgery. In the last 10 to 15 years, special laser systems have been developed to assist surgeons in performing or facilitating the various aspects of the cataract procedures. Laser-assisted cataract surgery involves the same steps as traditional surgery but uses advanced imaging techniques to design a precise surgical plan and a femtosecond laser, the same type of laser engine used to cut the flaps in LASIK corrective procedures, to make the AIs and perform the capsulorhexis. The intent is to create an incision with a specific location, depth and length that can be performed exactly without the variable of surgeon experience or the individual variances in the anatomy of the patient. The laser can also be used to soften and fragment the nucleus of the cataract before phacoemulsification, which can reduce the amount of phacoemulsification energy required to break up and remove the cataract and reduce the chance of certain complications. After phacoemulsification, the surgeon replaces the natural lens with an IOL and the incision is closed without the need for suture.

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

LENSAR’s Products

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

We developed our current LENSAR Laser System to provide an alternative laser cataract treatment tool that allows the surgeon to better address astigmatism and improve visual outcomes. Our system incorporates a range of proprietary technology features that are designed to provide surgeons the following key benefits:

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

•

Efficient design. We designed the ergonomics of the system and its wireless capabilities to enable the system to integrate seamlessly into a surgeon’s existing surgical environment. According to a Market Scope survey, approximately 80% of U.S. ophthalmologists, indicated the importance of data transfer between diagnostic devices as important or very important.

•

Precision and reproducibility. The system has multiple features specifically designed to enable precise placement and centration of the IOL in patients in a consistent and reproducible manner that is not possible in manual cataract surgery or using competing laser systems.

We believe the cumulative effect of these technologies is an advanced laser system that can be quickly integrated into a surgeon’s existing practice and is easy to use. The current LENSAR Laser System provides surgeons the ability to deliver improved outcomes when addressing astigmatism in connection with cataract removal and to perform the surgery with enhanced precision and reproducibility.

We are focused on continuous innovation and are currently developing our proprietary, next generation system, ALLY. Our ALLY system is designed to combine our current core femtosecond laser technology features with enhanced laser capabilities and a phacoemulsification system into a single unit that allows surgeons to perform a femtosecond laser assisted cataract procedure in a single operating room using one device. The ALLY system’s enhanced laser feature includes the ability to performs laser procedures much faster and have broader application ability with its dual pulse laser. The FDA has accepted our 510(k) submission of the ALLY system for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY system later in 2022. We will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022. If our ALLY system is cleared by the FDA, we believe its lower operating costs and combined functions will help drive broader penetration for us into the overall cataract surgery market and could create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery.

Currently, almost all cataract procedures, whether manual or laser-assisted, involve the use of a phacoemulsification system to fracture and remove the cataract. For surgeons that also use a laser-assisted system, the laser system is stationed in a separate room from the phacoemulsification system, as the size of most operating rooms will not accommodate placement of all the other necessary equipment, and these two critical pieces of equipment operate independently. This configuration results in significant interruption in the patient flow, by requiring the patient to be moved from one room to the next during the course of the procedure.

We have designed our ALLY system to seamlessly integrate an enhanced version of our femtosecond laser technology and an advanced phacoemulsification system into one unit that can allow the surgeon to switch seamlessly and quickly between femtosecond laser and phacoemulsification without movement of machines or patients. Importantly, this integrated cataract treatment system will be configured with the ergonomics to be used in an operating room or an in-office surgical suite, a trend in current ophthalmology practices. The footprint is significantly smaller than current laser systems and only slightly larger than stand-alone phacoemulsification systems. The additional enhancements to our existing laser technology that we intend to incorporate into our ALLY system include a more versatile laser that uses pulse characteristics designed for tissue specific targeting with significantly faster speeds in different applications. We expect this system could be a considerable advancement and will provide significant administrative and financial benefit to a surgeon’s practice at a cost less than the two individual products.

We believe several converging marketplace factors will encourage adoption of our ALLY system, if cleared by the FDA. These include:

•

the advent of many new types of advanced IOLs with complex optics, developed to correct near and distance vision with astigmatism, and the ability of ALLY to assist surgeons in optimizing the accurate positioning using any of these lenses to correct astigmatism for better visual outcomes;

•

continued pressure to lower costs driven by the reduction of reimbursement in standard cataract surgery cases coupled with the ability to provide better patient visual outcomes, which we believe will motivate surgeons and patients to seek refractive outcome-based patient-pay procedures;

•

the availability of a compact, integrated dual function system with a lower cost of goods that can be placed in the operating room, which we believe will encourage surgeons that currently rely solely on phacoemulsification to adopt and integrate laser-assisted procedures into their practice;

•

the COVID-19 pandemic has increased awareness of efficiencies associated with faster patient throughput, less movement from having to use two rooms to complete an advanced cataract procedure, fewer touches of the patient to treat and to complete the advanced cataract procedure, placing the system in the ambulatory surgery center, or ASC, operating room or in-office surgical suite; and

•	lower technology acquisition cost and broad base procedure applications across all cataract procedures improve economics for the ASC, and the surgeon.

We estimate that there are currently approximately 54,000 phacoemulsification systems installed globally, with an estimated 5,900 new phacoemulsification systems installed in 2021 growing to an anticipated 7,000 new units in 2026. According to the 2021 Cataract Surgical Equipment Market Report, there were an estimated 2,644 femtosecond laser systems installed at the end of 2021, of which 2,408 were in markets that we service. The number of total femtosecond laser systems installed is expected to grow to over 4,000 devices by 2026. We believe the expected growth in the phacoemulsification market, combined with the results from our blinded survey, suggest a significant market opportunity as surgeons replace, or add to, their phacoemulsification or femtosecond laser systems.

To help encourage and facilitate this transition to a dual function system, and to our ALLY system, in particular, we are focused on reducing the total the cost of the system, as compared to two separate systems, without compromising the capabilities or performance of either of the dual functions. With that in mind, we are designing our ALLY system to offer more functionality and better performance than the combined use of currently available separate systems but at a lower price. If our ALLY system is cleared by the FDA, we believe its lower price and combined functions could help drive broader penetration into the overall cataract surgery market and could potentially create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery.

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

•

Demonstrated and growing commercial success. We believe our disruptive technology platform has enabled LENSAR to rapidly take market share in a highly competitive market. Based on the 2021 Cataract Surgical Equipment Market Report, it was estimated that we would achieve 15% market share in femtosecond laser assisted cataract surgery in 2021 in terms of number of procedures. Additionally, when looking at the average procedures per installed device, each of our LENSAR Laser Systems averaged 548 procedures in 2021 compared to the estimated industry average of 331 procedures per year per installed device, based on a 2021 Cataract Surgical Equipment Market Report. The following chart shows procedure volume per year from 2015 to 2021:

LENSAR Procedures per Year

Source: Management.

•

Improved visual outcomes that drive more advanced, patient-pay procedures. Standard cataract procedures are generally covered by Medicare and other third-party payors, including commercial health plans. However, based on the 2021 Market Scope IOL Market Report, approximately 46.2% of patients receiving a standard cataract procedure do not have significant astigmatism addressed surgically and must rely on glasses for distance or near vision. Moreover, surgeon reimbursement for these standard procedures continues to decline. More advanced procedures, such as laser-assisted cataract surgery and the use of toric and multifocal premium IOLs, can address these additional vison challenges but are generally not covered by Medicare or other third-party payors. Accordingly, patients are required to pay the additional cost associated with the use of these advanced technologies. Historically, some patients may have been reluctant to incur the additional cost of a more advanced procedure that includes implantation of a premium IOL, and some surgeons may have been reluctant to recommend these procedures, because of concerns that the targeted visual outcome might not be achieved. We believe the clinical data supporting the effectiveness of our laser system in assisting surgeons to achieve desired outcomes will motivate additional patients to seek, and additional surgeons to offer, these more advanced procedures that include implantation of a premium IOL.

•

Focus on innovation to facilitate surgeon adoption. Our current LENSAR Laser System encompasses improved innovations such as wireless capability, advanced imaging, iris registration, and other features to improve its effectiveness and enhance efficiency. We are currently focused on developing a proprietary next generation system, known as ALLY, that is intended to further enhance the capabilities of our current femtosecond laser technology and combine it with an advanced phacoemulsification system. We are designing this compact, integrated cataract treatment system to operate anywhere in an operating room or in-office surgical suite and allow the surgeon to switch seamlessly and quickly between femtosecond laser and phacoemulsification without moving machines or patients. We believe this significant improvement in patient flow and efficiency will allow surgeons to offer this technology and its benefits to a broader base of patients. Moreover, by combining a femtosecond laser and phacoemulsification into a single system, we believe we can educate surgeons who currently rely solely on phacoemulsification on the benefits of adopting and integrating laser-assisted procedures into their practice.

•

Innovative intellectual property protected by a comprehensive patent portfolio. As of December 31, 2021, we owned approximately 115 issued patents and 97 pending patent applications globally. This portfolio covers key aspects of our technology, including the augmented reality imaging and processing, iris registration and patient interface features of our system. We have also filed and acquired significant patent rights relating to our next generation integrated cataract treatment system. For example, we have approximately 16 pending US patent applications, 4 issued US patents, 34 pending foreign and PCT applications, and 5 issued foreign patents related to integrated systems.

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

Technology

Our LENSAR Laser System has been built specifically for refractive cataract surgery, and at the core of our commitment to continuous technological innovation is our focus on providing cataract surgeons the tools to deliver their patients improved outcomes. The key technological features of our system include:

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

Sales and Distribution

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and third-party distributors in China, South Korea, Germany, and other targeted international markets. Depending on the dynamics of a particular geographic region, we and our distributors typically market and sell our systems to ASCs, hospitals and physicians. In the United States, we sell our products through a direct sales organization that, as of December 31, 2021, consisted of approximately 45 commercial team professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. As of December 31, 2021, we had a total of approximately 255 systems installed in a total of 16 countries, with approximately 40% of those systems in the United States where we have a direct sales relationship with our customers, and with China, South Korea, and Germany representing our largest markets outside the United States, where we sell our products through distributor relationships. We believe there is significant opportunity for us to expand our presence in these countries and other countries where we have no or only a limited number of installed systems. For the year ended December 31, 2021, two customers accounted for 16% and 13% of our revenue. As of December 31, 2021, three customers accounted for 37%, 13%, and 10% of our accounts receivable, net.

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

Manufacturing

We manufacture our LENSAR Laser System and ALLY system at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of the LENSAR Laser System and ALLY system are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We have entered into various purchase orders, as well as a limited number of long-term supply agreements, for the manufacture and supply of certain components. These arrangements commit us to a minimum purchase obligation of approximately $4.6 million at December 31, 2021. We expect to meet these requirements. We are also relying on a third party to manufacture the phacoemulsification component of ALLY. We generally do not maintain large volumes of finished goods. We currently have and intend to have long-term supply agreements or sufficient supply of raw material inventory to adequately source the expected near-term demand of our ALLY system upon its commercial launch, if cleared. We strive to maintain enough inventory of our various component parts to avoid the impact of a potential short-term disruption in the supply and the longer-term effects COVID-19 has had on the supply chain.

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

We own numerous issued patents and pending patent applications. As of December 31, 2021, we owned approximately 42 U.S. patents, 33 pending U.S. patent applications, 75 issued foreign patents, and 64 pending foreign and Patent Cooperation Treaty applications. Our patents are expected to expire between 2026 and 2038, with some design patents expiring in 2046. We have 75 issued foreign patents in a total of 11 countries and regions, including China, Macau, Taiwan, Germany, France, United Kingdom, Italy, Australia, Canada and the European Patent Office. Our patents contain a broad range of claims related to devices and methods for performing cataract surgery using, among other things, refractive corrections, lens targeting and positioning and we believe provide significant protection for our current commercialized products.

Our material registered and unregistered trademarks include: LENSAR, ALLY Adaptive Cataract Treatment System, INTELLIAXIS, INTELLIAXIS REFRACTIVE CAPSULORHEXIS, STREAMLINE, LENSAR CATARACT LASER WITH AUGMENTED REALITY AND DESIGN, and LENSDOCTOR SOFTWARE, INTELLIAXIS-C, and INTELLIAXIS-L.

Our intellectual property portfolio further secures a premier technology position for the development and commercialization of devices that incorporate both a phacoemulsification system and a femtosecond laser, such as our ALLY system. In addition to patent applications we have filed related to our system, we have pursued and consummated agreements with third parties to acquire patent rights, such as those described below, which provide important exclusivity with respect to our development and commercialization of our ALLY system. Our business plan includes aggressively pursuing additional patent rights related to ALLY, and we expect to continue to add to our current portfolio.

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

In October 2021, we acquired full ownership of the patents and patent applications that were licensed under the Patton License.

Oertli Collaboration

In January 2020, we entered into a development agreement with Oertli Instrumente AG, or the Development Agreement, pursuant to which we are collaborating on the phacoemulsification component in our ALLY system. The Development Agreement provides that we and Oertli will be joint and several owners of intellectual property resulting from inventive contributions from both parties, and that we and Oertli will each be entitled to practice such intellectual property rights in our respective sole discretion, without regard to the other party. Additionally, we pay Oertli an hourly fee for their work under the Development Agreement. We have also entered into a long-term supply agreement with Oertli for the phacoemulsification component of our ALLY system.

Competition

We participate in the highly competitive global market for treatments for cataracts. We face significant competition from large multinational medical device companies as well as smaller, emerging players focused on product innovation. In providing surgical solutions for cataract patients, our primary competitors are Alcon Inc.; Bausch + Lomb, a division of Bausch Health Companies Inc.; and AMO, a division of Johnson & Johnson, each of which have their own femtosecond lasers and phacoemulsification devices. Additionally, we compete with Ziemer Ophthalmic Systems AG, a private Swiss based company, in the femtosecond laser market. If our ALLY system were to be cleared for commercial use, we would also face competition from Beaver-Visitec International, Carl Zeiss AG, D.O.R.C. Holding B.V., KeraNova S.A., Lumenis, a division of XIO Group, and Oertli Instrumente AG in the standalone phacoemulsification market. In addition, we are aware of several smaller companies with IOL technologies under development or that have limited approvals.

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

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Physicians may be less likely to use our ALLY system or other future products, if cleared, certified or otherwise approved for marketing, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. Sales of any of our products may therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations.

For devices like our ALLY system, we expect the reimbursement to the facility or physician from third-party payors would be intended to cover the overall cost of treatment, including the cost of our devices used during the procedure as well as the overhead cost associated with the facility where the procedure is performed. We do not directly bill any third-party payors; instead, we receive payment from the physician practice, hospital or other facility that uses our devices. Cataract surgery, including the implantation of a basic, single focus IOL, is reimbursed by Medicare but at a relatively low level and that level of reimbursement further declined in 2020. Failure by physicians, hospitals, and other users of our ALLY system or other devices we may develop the future, if cleared, certified or approved, to obtain sufficient coverage and reimbursement from healthcare payors for procedures in which such devices are used, or adverse changes in government and private third-party payors’ policies could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

In addition, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals and other facilities for procedures during which our devices are used. Because we expect the cost of our ALLY system, if cleared, certified or approved, would generally be recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our devices. An example of such payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis using a prescribed statutory formula. In the past, with respect to reimbursement for physician services under the Medicare Physician Fee Schedule, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions.

The containment of healthcare costs is a priority of federal, state and foreign governments, and the prices of pharmaceutical or device products have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical products, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our ALLY system or other products we may develop in the future, if cleared, to be cost-effective compared to other available therapies, they may not cover our products or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our ALLY system or other products we may develop in the future, if cleared. The cost containment measures that payors and providers are instituting, and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

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

•

Retention and Stability: We take pride in the stability and dedication of our workforce. Over 45% of employees have been with the Company five or more years, and over 20% have been with the Company 10 or more years. In 2021, we experienced a full-time employee turnover rate of approximately 10%.

•

Workforce Demographics: As of December 31, 2021, we had approximately 110 employees which support our manufacturing, research and development, commercial and administrative functions. Primarily all of our workforce is based at our corporate headquarters in Orlando, Florida except for our commercial organization, which is spread throughout the United States based upon geographic responsibility.

•

Culture: We value our employees and the individual and collective contributions employees make to the Company. We believe work-life balance is integral to our employees performing at their best. Given our smaller business orientation, we require individual employees to have broader skillsets and enthusiastic and self-effacing dedication to our team-based working groups. We offer development opportunities that align with professional and personal goals. We aim to have quarterly Company-wide meetings to keep employees informed on Company updates and performance, as well as to celebrate corporate milestones and individual years of service achievements, which we have held virtually for the last two years due to COVID-19. In addition to social activities scheduled throughout the year, we typically have an annual corporate event to bring all employees together for team building. We have not held our annual corporate event for the last two years due to COVID-19. To provide work/life support and resources for employees, we provide access to two Employee Assistance Programs.

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
o

We have also engaged outside compensation and benefits consulting firms to help independently evaluate the effectiveness of our executive and benefit programs and to provide benchmarking against our peers within the industry.

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

Corporate Information

We were incorporated in the State of Delaware on August 20, 2004 and became a direct, majority-owned subsidiary of PDL BioPharma, Inc., or PDL, in 2017. In October 2020, we completed a spin-off of LENSAR, Inc. from PDL in the form of a dividend involving the distribution of all outstanding shares of our common stock owned by PDL to the holders of PDL common stock, or Spin-Off. Following the completion of the Spin-Off, PDL no longer owns any equity interest in us, and we became an independent public company on October 1, 2020.

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

For the years ended December 31, 2021 and 2020, we had net losses of $19.6 million and $19.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $77.6 million. We expect to continue to incur losses for the foreseeable future as we continue to build our commercial and clinical infrastructure, pursue FDA and other regulatory body clearance of and commercially launch our proprietary, next generation integrated cataract treatment system, known as our ALLY system, and invest in research and development. In addition, as a result of becoming a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We principally derive our revenue from the sale or lease and use of our LENSAR Laser System, the associated procedure licenses and consumables used in each procedure and the commercial success of our LENSAR Laser System will largely depend upon our ability to maintain and grow significant market acceptance for it.

We principally derive our revenue from the sale or lease of our LENSAR Laser System and the associated procedure licenses and consumables used in each procedure involving our LENSAR Laser System, and expect that this will account for all of our revenue in the foreseeable future until we receive regulatory clearance of our ALLY system. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our LENSAR Laser System and market the associated consumables.

Our ability to maintain our market share, execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption and continued acceptance of our LENSAR Laser System and ALLY system by surgeons, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers, or ASCs. Our system is currently, and upon regulatory clearance our ALLY system will be, used in advanced cataract procedures for which surgeon reimbursement continues to decline and patients pay a significant portion of the cost of the procedure. We cannot predict the extent to which patients will continue to seek out these types of procedures. Further, we cannot predict if cataract surgeons will continue to use our LENSAR Laser System or how quickly cataract surgeons will accept any planned or future products we introduce, like ALLY, and, if accepted, how frequently any such products will be used. Our current products may not maintain, and our ALLY system or other planned or future products we may develop or market may never gain, broad market acceptance among cataract surgeons and the medical community for the procedures in which they are designed to be used. Our ability to maintain and increase market acceptance of our products depends on a number of factors, including:

•

our ability to provide visual outcomes and economic data that show the safety, efficacy and cost effectiveness, including other patient benefits from, the use of our LENSAR Laser System, ALLY system or other future products;

•	acceptance by cataract surgeons and others in the medical community of our LENSAR Laser System and ALLY system;
•	the potential and perceived advantages and disadvantages of our LENSAR Laser System and ALLY system as compared to competing products;

•

the willingness of patients to pay out-of-pocket for procedures in which our LENSAR Laser System, ALLY system or other future products is used but for which limited reimbursement by third-party payors, including government authorities, is available;

•	the effectiveness of our sales and marketing efforts, and of those of our international distributors;
•	the prevalence and severity of any complications associated with using our LENSAR Laser System or ALLY system;
•	the ease of use, reliability and convenience of our LENSAR Laser System and ALLY system relative to competing products;
•	competitive response and negative selling efforts from providers of competing products;
•	quality of outcomes for patients in procedures in which surgeons use our LENSAR Laser System and ALLY system;
•	the results of clinical trials and post-market clinical studies relating to the use of our LENSAR Laser System and ALLY system;
•	the technical leadership of our research and development teams;
•	the absence of third party blocking intellectual property;
•	our ability to introduce our products to the market with speed and on time with our projected timelines;
•	pricing pressure, including from larger, well-capitalized and product-diverse competitors, corporate-owned ASCs, group purchasing organizations, and government payors; and
•	the availability of coverage and adequate reimbursement for procedures using our LENSAR Laser System, ALLY system or other future products from third-party payors, including government authorities.

Failure to maintain or increase market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

Our long-term growth depends on our ability to gain regulatory clearances for our ALLY Adaptive Cataract Treatment System.

Our ALLY system has taken considerable time and resources to develop, and we may not be able to obtain FDA clearance (or regulatory bodies’ certification or approval) to market and ultimately commercialize our ALLY system on a timely basis, or at all. Moreover, we are developing our ALLY system as a dual-function device that can perform both phacoemulsification and laser-assisted surgery. The FDA has accepted our 510(k) submission of the ALLY system for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY system later in 2022. We will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022. We may not be able to obtain FDA clearance on either or both the femtosecond laser or the phacoemulsification features of our combined and integrated ALLY system. Accordingly, if we are unable to get one or both features of ALLY cleared by the FDA and other regulatory bodies, it could impact our future revenue. We are relying on a third party to manufacture the phacoemulsification component of our ALLY system, and do not currently possess the internal resources or know-how to do so. Any adverse developments with our 510(k) submission or that of our third-party supplier, including that third-party’s failure to obtain 510(k) clearance for their phacoemulsification device, for which the phacoemulsification component of our ALLY system is using as a predicate, could in turn negatively impact our development of the ALLY system, our ability to obtain 510(k) clearance for the phacoemulsification features of our ALLY system or, even if clearance is obtained, the timing of any commercialization of both the femtosecond laser and phacoemulsification features within our ALLY system.

While we have engaged in market research to evaluate the interest in a dual-function device, the results of that research are based on a small population of cataract surgeons and may not be indicative of actual market interest. In addition, the success of our ALLY system or any other new product offering or product enhancements we pursue will depend on several factors, including our ability to:

•	properly identify and anticipate cataract surgeon and patient needs;
•	develop and introduce new products and product enhancements in a timely manner;
•	our ability to exclude competition based on our intellectual property rights;
•	avoid infringing upon the intellectual property rights of third-parties;
•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•	obtain the necessary regulatory clearances, certifications or approvals for expanded indications, new products or product modifications;
•	be fully FDA (or other regulatory authority)-compliant with manufacturing and marketing of new devices or modified products;
•	provide adequate training to potential users of these products;
•	receive adequate coverage and reimbursement for procedures performed with our ALLY system or any other products we may develop in the future; and
•	develop an effective and dedicated sales and marketing team.

If we are not successful in expanding our product offering, our ability to increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

COVID-19 and actions taken to control the spread of COVID-19 have impeded global supply chains and have had an adverse impact on our business, and we expect this situation to continue.

The outbreak of a novel coronavirus, or COVID-19, has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 and actions taken to control the spread of COVID-19 have significantly impacted our business, and we expect they may continue to do so. For example, many jurisdictions imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities, including the suspension or restriction of elective surgeries and various business operations. These types of orders and restrictions resulted in a significant decrease in the number of and demand for non-essential or elective medical procedures, including cataract surgeries, during 2020 and early 2021. We cannot provide assurance procedure volume levels will continue to grow if additional business suspensions or restrictions are mandated. Additionally, some of our employees are still subject to remote working arrangements and restricted business-related travel. The respective commercial teams of certain of the third parties that act as our distributors in international markets have chosen or have been forced to take similar action, and those or other distributors may choose or be forced to take similar action in the future. Neither we, nor our distributors have significant experience operating with the majority of our respective work forces working from home, and this may disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. While the implementation of these measures has not required material expenditures to date, the suspension of non-essential medical services during 2020 significantly impacted our revenues and cash flows and significantly impacted our ability to operate our commercial operations. Furthermore, these developments, including their long-term impact on our suppliers, have and may continue to adversely affect the availability of parts and components needed for our LENSAR Laser System and ALLY system or, if such conditions persist, the commercial success of ALLY. Furthermore, we may continue to face increased costs associated with supply chain disruptions and price increases resulting from the COVID-19 pandemic. In addition, the COVID-19 pandemic has resulted in, and may continue to result in, historically high unemployment rates, which typically result in lower rates of private health insurance. Even if procedures in which our LENSAR Laser Systems are used are covered or reimbursable by third-party payors, patients may not have adequate insurance coverage or other discretionary income to pay for a procedure in which one of our LENSAR Laser Systems is used, which would in turn adversely impact our future revenue and results of operations. Furthermore, some industry meetings and conferences have moved to a virtual format, which severely limits our ability to meet and interact with surgeons and staff, display our technology, conduct user group meetings, and network as a means to market and sell our product.

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

COVID-19 disruptions adversely impacting our business and financial results, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks relating to changes in consumer demand; our ability to maintain and grow significant market acceptance; our ability to enhance our LENSAR Laser System and ALLY system; our ability to grow our marketing team; patients’ and surgeons’ willingness and ability to pay for an advanced cataract procedure over a standard cataract procedure; our future capital needs; disruption in the long-term supply and manufacturing of our products by suppliers; increased credit risks associated with our customers; and regulatory restrictions and clearances.

Patients may not be willing to pay for the price difference between a standard cataract procedure and an advanced cataract procedure in which a laser system such as ours is used, an increment which is typically not covered by Medicare, private insurance or other third-party payors.

Payment for a standard cataract procedure is typically covered by Medicare, private insurance or other third-party payors. However, a cataract patient seeking a greater and more versatile visual outcome may desire an advanced cataract procedure involving a laser system such as ours. The patient is typically responsible for the additional costs associated with the use of these premium technologies in the physician’s practice, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers. Due to this additional cost, patients may not elect to have such a procedure and our business may not grow as anticipated. Our future success depends in part upon patients achieving better visual outcomes from procedures using our LENSAR Laser System and ALLY system upon regulatory clearance, or procedures involving similar laser systems that meets their expectations. If patients are not adequately satisfied with the results of such procedures, they or their surgeons may be less willing to recommend these procedures to other patients.

Additionally, weak or uncertain economic conditions, such as those that have resulted from the COVID-19 pandemic, may cause individuals to be less willing to pay for advanced cataract procedures. Although we anticipate use of our ALLY system in certain aspects of the standard cataract procedure will be covered by or reimbursable through government or other third-party payors, our current LENSAR Laser System procedures are not covered by or reimbursable through government or other third-party payors. A decline in economic conditions in the United States or in international markets could result in a decline in demand for the procedures in which our LENSAR Laser System is used and could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to effectively grow our U.S. sales and marketing organization, or maintain or grow an effective network of international distributors, our business prospects, results of operations and financial condition could be adversely affected.

In order to generate future sales growth within the United States, we will need to expand the size and geographic scope of our U.S. direct sales organization. Accordingly, our future success will depend largely on our ability to train, retain and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge of our LENSAR Laser System, and our ALLY system upon receiving regulatory clearance. Because of the competition for their services, we may not be able to retain such representatives on favorable or commercially reasonable terms, if at all. If we are unable to grow our global sales and marketing organization within the United States, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System as well as purchases of our consumables and licensed applications outside of the United States. For the year ended December 31, 2021, two customers accounted for 16% and 13% of our revenue. As of December 31, 2021, three customers accounted for 37%, 13%, and 10% of our accounts receivable, net. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY system upon receiving regulatory clearance, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

Subject to the duration and extent of the impact of the ongoing COVID-19 pandemic, we expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development and regulatory clearances of ALLY. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of regulatory clearance of our ALLY system. We also expect the impact of the ongoing COVID-19 pandemic will negatively affect our capital requirements and the availability of funds to finance those requirements.

As of the date of this Annual Report, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and launch of ALLY and into 2023. However, if these amounts are insufficient to satisfy our liquidity requirements, we may seek additional funds from public and private stock offerings, borrowings under credit facilities or other sources that we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including, but not limited to:

•	the revenue generated by the sale, lease or use of our LENSAR Laser Systems and ALLY systems;
•	the costs associated with expanding our sales and marketing efforts;
•

the expenses we incur in procuring, manufacturing and selling our LENSAR Laser Systems and ALLY systems, including increased costs associated with supply chain disruptions caused by the COVID-19 pandemic;

•	the costs of commercializing ALLY, including increased costs associated with supply chain disruptions caused by the COVID-19 pandemic, or other new products or technologies;
•	the scope, rate of progress and cost of our clinical studies that we are currently conducting or may conduct in the future;
•	the cost and timing of obtaining and maintaining regulatory approval, certification or clearance of our products and planned or future products;
•	costs associated with any product recall that may occur;
•	the costs associated with complying with state, federal and international laws and regulations;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
•	the cost of enforcing or defending against non-competition claims;
•	the number and timing of acquisitions and other strategic transactions;
•	the costs associated with increased capital expenditures; and
•	anticipated and unanticipated general and administrative expenses, including expenses related to operating as a public company and insurance expenses.

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

If the supply or manufacture of our LENSAR Laser System, ALLY Adaptive Cataract Treatment System, or other products is materially disrupted, including supply chain shortages and price increases resulting from the COVID-

19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

We manufacture our LENSAR Laser System, ALLY system, and provide the electronic license applications at our corporate headquarters in Orlando, Florida. This is also the location where we currently conduct substantially all of our research and development activities, customer and technical support, and management and administrative functions. If our facility suffers a crippling event, or a force majeure event such as an earthquake, hurricane, fire, flood or temporary shutdown due to a pandemic, epidemic or infectious disease, this could materially impact our ability to operate.

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our LENSAR Laser System, ALLY system and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We are also relying on a third party to manufacture the phacoemulsification component of ALLY. If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delays in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability and pricing of various component parts needed for our LENSAR Laser System and ALLY system. For example, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing more significant disruptions in the supply of, and fluctuations in pricing for, various component parts needed for our LENSAR Laser System and ALLY system. Our efforts to maintain an adequate supply of inventory may not be sufficient and we may be unable to source the necessary component parts on commercially acceptable terms to reflect in the price of our system. The long-term loss of these suppliers, or their long-term inability to provide us with an adequate supply of components or products, could potentially cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. If it becomes necessary to identify and qualify a suitable second source to replace one of our key suppliers, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could also result in delay. Any disruption of this nature or increased expense could harm our commercialization efforts and could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary competitors in providing surgical solutions for cataract patients are Alcon Inc.; Bausch + Lomb, a division of Bausch Health Companies Inc.; Johnson & Johnson; Carl Zeiss AG; Zeimer; and KERANOVA S.A. These competitors are focused on bringing new technologies to market and acquiring products and technologies that directly compete with our products or have potential product advantages that could render our products obsolete or noncompetitive.

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our LENSAR Laser System is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. As we anticipate the projected commercial launch of ALLY, we are adapting our manufacturing operations from producing the LENSAR Laser Systems and we could underestimate demand for the LENSAR Laser System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

Failure to secure adequate coverage or reimbursement by government or other third-party payors for procedures using our ALLY Adaptive Cataract Treatment System or our other future products, or changes in current coverage or reimbursement, could materially impact our revenue and future growth.

Adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs, for procedures using our ALLY system or other products we may develop in the future, if approved, is central to the acceptance and adoption of these products. Hospitals, healthcare facilities, physicians and other healthcare providers that may purchase and use our ALLY system generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures using our ALLY system. If third-party payors reduce their levels of payment, if our costs of production increase faster than increases in reimbursement levels or if third-party payors deny reimbursement for procedures using our ALLY system, our ALLY system may not be adopted or accepted by hospitals, healthcare facilities, physicians or other healthcare providers and the prices paid for a procedure using our ALLY system may decline, which could have a material adverse effect on our business, financial condition or results of operations.

Physicians are reimbursed separately for their professional time and effort to perform a cataract procedure that is covered by third-party payors. Such party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our ALLY system would be used. These updates could directly impact the demand for our future products. For example, the Medicare Access and CHIP

Reauthorization Act of 2015, or MACRA, provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule, or PFS, through 2019, but no annual update from 2020 through 2025. MACRA also introduced a Quality Payment Program for Medicare physicians, nurses and other “eligible clinicians” (as defined in MACRA) that adjusts overall reimbursement under the PFS based on certain performance categories. While MACRA applies only to Medicare reimbursement, Medicaid and private payors often follow Medicare payment limitations in setting their own reimbursement rates, and any reduction in Medicare reimbursement may result in a similar reduction in payments from private payors, which may result in reduced demand for our ALLY system or any other products we may develop in the future. However, there is no uniform policy of coverage and reimbursement among payors in the United States. Therefore, coverage and reimbursement for procedures can differ significantly from payor to payor. Many private payors require extensive documentation of a multi-step diagnosis before authorizing procedures using our products. Some private payors may apply their own coverage policies and criteria inconsistently, and physicians and other healthcare providers may not be able to receive approval and reimbursement for certain procedures using our ALLY system consistently. Any perception by physicians and other healthcare providers that the reimbursement for procedures using our ALLY system or other future products is inadequate to compensate them for the work required, including diagnosis, documentation, obtaining third-party payor approval for the procedure and other burdens on their office staff or that they may not be reimbursed at all for the procedures using our ALLY system or other future products, may negatively affect the adoption and use of our ALLY system or other future products and technologies, and the prices paid for such products may decline.

The healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs. Third-party payors are imposing lower payment rates and negotiating reduced contract rates with hospitals, other healthcare facilities, surgeons and other healthcare providers and being increasingly selective about the products, technologies and procedures they chose to cover and provide reimbursement for. Third-party payors may adopt policies in the future restricting access to products and technologies like ours or the procedures performed using such products. Therefore, we cannot be certain that any procedures performed with our ALLY system or other future products will be covered and reimbursed. There can be no guarantee that should we introduce new products and technologies, third-party payors will provide adequate coverage and reimbursement for those products or the procedures in which they are used. If third-party payors do not provide adequate coverage or reimbursement for such products, then our sales may be limited to circumstances where our products and procedures using our products are being largely or entirely self-paid by patients, as is currently the case with procedures using our current LENSAR Laser System.

Additionally, market acceptance of our products and technologies in foreign markets may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. In Europe, reimbursement is entirely regulated at member state level, varies significantly between countries, and member states are facing increased pressure to limit public healthcare spending. We may not obtain additional international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact future market acceptance of our ALLY system or any of other products we may develop in the future in the international markets in which those approvals are sought.

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

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. For example, we have historically experienced seasonal variations in the selling or leasing of our products and procedures involving our products, with our fourth quarter typically being the strongest and the third quarter being the slowest. We believe these seasonal changes are consistent across our industry. Other factors that may cause fluctuations in our quarterly and annual results include:

•	fluctuations in the demand for the more advanced, patient-pay procedures in which our LENSAR Laser System is used;
•	adoption of our LENSAR Laser Systems and ALLY systems;
•	our ability to establish and maintain an effective and dedicated sales organization in the United States and network of independent distributors outside the United States;
•	pricing pressure applicable to our products competitor pricing;

•	results of clinical research and trials on our products or competitive products;
•	the mix of sales and leases of our LENSAR Laser Systems;
•	timing of delivery of LENSAR Laser Systems, new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	decisions by surgeons, hospitals and ASCs to defer acquisitions of LENSAR Laser Systems in anticipation of the introduction of new products or product enhancements by us or our competitors;
•	sampling by and additional training requirements for cataract surgeons upon the commercialization of a new product by us or one of our competitors;
•	regulatory approvals, clearances or certifications and legislative changes affecting the products we may offer or those of our competitors;
•	interruption in the manufacturing or distribution of our LENSAR Laser System and ALLY system;
•	delays in, or failure of, component and raw material deliveries by our suppliers;
•	the ability of our suppliers to timely provide us with an adequate supply of components;
•	the effect of competing technological, industry and market developments; and
•	changes in our ability to obtain regulatory clearance or approval for our LENSAR Laser System and ALLY system.

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

We have experienced significant period-to-period growth in our business, with the exception of 2020 due to the impact of the COVID-19 pandemic on our operations, and we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

•	new and increased responsibilities for our management team;
•	increased pressure on our operating, financial and reporting systems;
•	increased pressure to anticipate and satisfy market demand;
•	additional manufacturing capacity requirements;
•	strain on our ability to source a larger supply of components that meet our required specifications on a timely basis;
•	management of an increasing number of relationships with our customers, suppliers and other third parties;
•	entry into new international territories with unfamiliar regulations and business approaches;
•	the need to hire, train and manage additional qualified personnel; and
•	transitioning manufacturing from our LENSAR Laser System to our ALLY system.

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

We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products, including our ALLY Adaptive Cataract Treatment System, or modifications to our current products, and failure to timely obtain necessary clearances, certifications or approvals for our ALLY system and future products or modifications to our current products would adversely affect our ability to grow our business.

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

The FDA has accepted our 510(k) submission of the ALLY for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY system later in 2022. We have entered into a development agreement with Oertli pursuant to which we are collaborating on the phacoemulsification component in our ALLY system. We will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022. Our ability to receive 510(k) clearance on a timely basis, if at all, for the phacoemulsification features of our ALLY system is subject to our partner, Oertli, successfully receiving 510(k) clearance for their phacoemulsification device. If Oertli is unsuccessful in obtaining clearance on its projected timelines, or at all, we could be delayed in our submission for 510(k) clearance for the phacoemulsification features of our ALLY system, and/or we may be required to find an alternative component from a different third party to replace the component Oertli is developing. We may be unable to identify a replacement supplier, and even if we are, the use of a third party component could require additional data or other activities that could increase our costs or delay our projected timing. If any of these events were to occur, we could be materially delayed in our efforts to seek 510(k) clearance of all features of our ALLY system. Even if Oertli obtains clearance for the phacoemulsification device, the FDA has significant discretion in the 510(k) clearance process, and we cannot guarantee that we will obtain clearance of our ALLY system as proposed.

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

The misuse or off-label use of our LENSAR Laser System, and our ALLY Adaptive Cataract Treatment System upon receiving regulatory clearance, may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may not be able to achieve or sustain profitability or successfully market our ALLY system or any other products we may develop and obtain clearance for in the future.

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

We own numerous issued patents and pending patent applications. As of December 31, 2021, we owned approximately 42 U.S. patents, 33 pending U.S. patent applications, 75 issued foreign patents, and 64 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We are jointly developing certain technologies with Oertli Instrumente AG, or Oertli, and our agreements with Oertli may restrict our freedom to practice and may not protect us against potential competition with respect to jointly-developed intellectual property.

We have entered into development and supply agreements with Oertli pursuant to which we are collaborating on the development and supply of the phacoemulsification component in our ALLY system. Under these agreements, intellectual property invented individually by either party is owned exclusively by such party and intellectual property jointly developed by us and Oertli will be jointly and severally owned by us and Oertli, and by the terms of our agreements, we and Oertli are entitled to practice such jointly owned intellectual property in our respective sole discretion. Our agreements with Oertli do not restrict how individually or jointly developed intellectual property may be used, exploited, or enforced. With respect to jointly developed intellectual property, both parties will be subject to default rules under the laws of various countries pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if either party is unable to obtain that consent from the other party, the party requesting consent may be unable to exploit the invention or to license or assign its rights under these patents and patent applications in those countries. Additionally, in the United States, the other party may be required to be joined as a party to any claim or action a party may wish to bring to enforce these patent rights, which may limit its ability to pursue third party infringement claims. In some countries, Oertli will have a right to develop and commercialize products and technology invented during the course of our agreements, and to license to third parties the right to do so. This may lead to the development and commercialization of products and technology by others that are based on technology similar to our ALLY system, which may impair our competitive position in the marketplace and have an adverse impact on our business. If we cannot obtain distribution rights for such jointly-owned intellectual property or Oertli-owned intellectual property, our future product development and commercialization plans and competitive position in our industry may be adversely affected, which may have a material adverse impact on our business, financial condition and results of operation.

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
•

changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the Russian Federation’s invasion of Ukraine in February 2022, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises.

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

We currently occupy approximately 35,000 square feet of office and manufacturing space at our corporate headquarters in Orlando, Florida under a lease that expires in November 2027, with a renewal of an additional five years at our option. We plan to expand our manufacturing and office space to accommodate our expected growth associated with the potential launch and manufacture of our ALLY system, subject to FDA clearance.

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

Stockholders

As of January 31, 2022, there were approximately 118 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

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

Item 6.	[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The cash flows related to payables due to PDL for these certain historical cross charge cost allocations were reflected in our statements of cash flows as operating activities. The cash flows, prior to our recapitalization related to the note payable due to PDL and our Series A Preferred Stock were reflected in our statements of cash flows as financing activities since these balances represent amounts financed by PDL. Transactions with PDL that were not historically settled in cash or were not expected to be settled in cash have been included in the balance sheets as a component of equity and are reflected in our statements of cash flows as financing activities. On September 10, 2020, we amended and restated our certificate of incorporation to effect a one-for-nine reverse stock split of our common stock. All issued and outstanding shares of common stock, other common stock share numbers, equity awards and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

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

Our current product portfolio consists of the LENSAR Laser System with Streamline IV and IntelliAxis and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device (“PID kit”) and a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and are currently preparing to launch our proprietary next generation ALLY Adaptive Cataract Treatment System (“ALLY” or “ALLY system”). The ALLY system is designed to combine our existing femtosecond laser technology with enhanced capabilities and a phacoemulsification system into a single unit that allows surgeons to perform each of the critical steps in a cataract procedure in a single operating room using one device. We expect this system will provide significant administrative and financial benefit to a surgeon’s practice. The U.S. Food and Drug Administration (“FDA”) has accepted our 510(k) submission of the ALLY system for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY system later in 2022. We will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022. If the ALLY system is cleared by the FDA, we believe its lower cost of goods and combined functions will help drive broader penetration for us into the overall cataract surgery market and could create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions. In the United States, we sell our products through a direct sales organization that, as of December 31, 2021, consisted of approximately 45 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our LENSAR Laser System and ALLY system at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the COVID-19 pandemic on the global supply chain of certain products, including increasing lead times required for the ordering of component parts to ensure timely delivery.

Our revenue increased from $26.4 million for the year ended December 31, 2020 to $34.5 million for the year ended December 31, 2021, representing an increase of 30.6%. Our net losses were $19.8 million and $19.6 million for the years ended December 31, 2020 and 2021, respectively. Additionally, our installed base of LENSAR Laser Systems has increased from approximately 225 as of December 31, 2020 to approximately 255 as of December 31, 2021. Our increase in revenue was primarily driven by the gradual return to more normal and pre-pandemic business operations. During the year ended December 31, 2020, we experienced an approximate three month suspension of cataract procedures in all of our operating markets due to the COVID-19 pandemic. Operating expenses increased from $32.6 million for the year ended December 31, 2020 to $37.5 million for the year ended December 31, 2021, primarily due to research and development expenses for ALLY.

Factors to Consider

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to medical device companies, including risks inherent in:

•	our laser system development and commercialization efforts;
•	clinical trials;
•	uncertainty of regulatory actions and marketing approvals;
•	reliance on a network of international distributors and a network of suppliers;
•	levels of coverage and reimbursement by government or other third-party payors for procedures using our products;
•	patients’ willingness and ability to pay for procedures with significant costs not covered by or reimbursable through government or other third-party payors;
•	enforcement of patent and proprietary rights;
•	the need for future capital;
•	the ongoing impact of the COVID-19 pandemic and all safety requirements and suggestions regarding patient treatment as required or suggested by health care authorities;
•	clearance by regulatory agencies, including the FDA, for our ALLY system;
•	supply chain shortages and price increases resulting from the COVID-19; and
•	competition associated with our products.

We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements.

Our revenues and operating expenses are also difficult to predict and depend on several factors, including the level of ongoing research and development requirements necessary to complete development and obtain regulatory clearance of our ALLY system, the number of laser systems we manufacture, sell, and lease on an annual basis, the availability of capital and direction from regulatory agencies, which are difficult to predict. We may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and payments.

On March 11, 2020, the World Health Organization declared a global pandemic, as the outbreak of a novel strain of coronavirus spread throughout the world. The outbreak of COVID-19 has significantly disrupted our business operations and adversely impacted our business, as non-essential medical procedures, including cataract surgeries, were suspended or significantly decreased in many geographic areas in which we operate for approximately three months. In addition, actions taken to mitigate coronavirus have had, and are expected to continue to have, an impact on the geographical areas in which we operate, and we are continually making adjustments intended to assist in protecting the safety of our employees and communities and maintaining appropriate inventories and component parts to continue our business activities where possible and legally permitted. In response, we have increased safety stock of certain critical components and are continuously evaluating our supply chain to identify potential gaps and take steps intended to ensure business continuity.

To date, the temporary suspension of non-essential medical services significantly impacted our revenues and cash flows in 2020 as well as increasing our inventories, and the pandemic continues to disrupt our commercial operations. Although procedure volume in 2021 has returned to pre-pandemic levels, the COVID-19 pandemic continues to influence our operations. We have also experienced some supply chain disruptions and unavailability of various component parts needed for our LENSAR Laser System and the development of our ALLY system, including increasing lead times required for the ordering of component parts to ensure timely delivery as well as an increase of costs associated with certain raw materials and component parts. To date, we have maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators. The lingering impacts of COVID-19 into 2022 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows throughout 2020 and 2021. We expect these inflationary impacts to continue for the foreseeable future. As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we previously presented are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the LENSAR Laser System surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our LENSAR Laser Systems. For the year ended December 31, 2021, approximately 86% of our revenue was attributable to recurring sources, compared to 85% for the year ended December 31, 2020.

Cost of Revenue

Total cost of revenue comprises cost of product revenue, cost of lease revenue and cost of service revenue.

Cost of product revenue primarily consists of the raw materials used in the manufacture of our products, plant overhead, personnel costs, such as salaries and wages, including stock-based compensation and benefits, packaging costs, depreciation expense, freight and other related costs, which include shipping, inspection and excess and obsolete inventory charges. Cost of service revenue primarily consists of costs associated with providing maintenance services under our standard limited warranty as well as extended warranty contracts. Cost of lease revenue primarily consists of depreciation expense associated with leased equipment and shipping costs associated with delivery of these systems.

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of personnel costs, such as salaries and wages, including stock-based compensation and benefits, professional fees, marketing, insurance, travel and other expenses.

We are continuing to grow our sales efforts of the LENSAR Laser System in the United States. We expect our selling, general and administrative expenses to continue to increase in association with our planned growth. Additionally, if we receive regulatory clearance for ALLY, we anticipate additional increases in selling, general and administrative expenses as we prepare for and launch ALLY.

Research and Development Expense

Our research and development expenses consist primarily of engineering, product development, clinical studies to develop and support our products, personnel costs, such as salaries and wages, including stock-based compensation and benefits, regulatory expenses, and other costs associated with products and technologies that are in development. Currently, our research and development expense primarily consists of costs associated with the continued development of our next generation system, the ALLY system, which is designed to combine our existing femtosecond laser technology with a phacoemulsification system into an integrated cataract treatment system. Until future commercialization of our ALLY system is considered probable and the future economic benefit is expected to be realized, the Company recognizes pre-launch inventory costs as research and development expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

(Dollars in thousands)	2021	2020	Change from Prior Year %
Revenue:
Product	$26,246	$19,831	32.3%
Lease	4,966	3,601	37.9%
Service	3,247	2,950	10.1%
Total revenue	$34,459	$26,382	30.6%

Cost of revenue (excluding intangible amortization):
Product	$11,845	$8,303	42.7%
Lease	1,375	1,136	21.0%
Service	3,406	2,868	18.8%
Total cost of revenue	$16,626	$12,307	35.1%

Revenue

Total revenue for the year ended December 31, 2021 was $34.5 million, an increase of 30.6% when compared to total revenue of $26.4 million for the year ended December 31, 2020.

Product revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $6.4 million, or 32.3%. The increase was primarily attributable to increased procedure volume, which amounted to a $5.6 million increase, during the year ended December 31, 2021 compared to procedure volume during the year ended December 31, 2020, which was lower due to COVID-19 shutdowns and the overall more significant influence of the pandemic on annual procedure volume. The number of procedures sold increased by 35% for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

The following table provides information about procedure volume:

	2021	2020	2019
Q1	28,122	23,225	24,594
Q2	30,966	18,265	26,275
Q3	30,765	25,078	25,154
Q4	41,642	30,503	32,007
Total contractual obligations	131,495	97,071	108,030

Service revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $0.3 million.

Geographically, the United States represented 51% of product and service revenues for the years ended December 31, 2021 and 2020.

Lease revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $1.4 million, or 37.9%, primarily due to increased leased systems.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2021 was $16.6 million, an increase of 35.1% when compared to total cost of revenue of $12.3 million for the year ended December 31, 2020.

Cost of product revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $3.5 million or 42.7%. The increase was primarily attributable to the number of sales of LENSAR Laser Systems, which have a lower gross margin than procedure licenses, and increased procedure volume between the periods.

Cost of service revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $0.5 million or 18.8%. This increase was primarily attributable to an increase in service volume due to an increase in installed LENSAR Laser Systems.

Cost of lease revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $0.2 million, or 21.0%, primarily due to an increase in leased systems.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2021 were $23.9 million, an increase of $0.1 million, or 0.5%, compared to $23.8 million for the year ended December 31, 2020. The slight increase was due to increases in sales and marketing expenses of $2.3 million, which was primarily the result of increased trade show and travel activity, commercial personnel, and to a more limited extent increased expenses associated with being a public company for a full year. These increases were primarily offset by a decrease in stock-based compensation expense of $1.6 million. Selling, general and administrative expenses included $3.4 million of expenses allocated from PDL for corporate support functions for the year ended December 31, 2020. We expect selling, general and administrative expenses to increase from current levels as we get closer to the projected commercial launch of ALLY in the second half of 2022.

Research and Development. Research and development expenses were $12.4 million for the year ended December 31, 2021, an increase of $4.8 million, or 63.6%, compared to $7.6 million for the year ended December 31, 2020. Research and development expenses in the year ended December 31, 2021 increased primarily due to additional costs for the continued development of ALLY, as well as materials purchased for the manufacture of prototypes and ALLY inventory, which amounted to approximately $3 million.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.2 million for the year ended December 31, 2021, which was consistent with the year ended December 31, 2020.

Interest Expense

Interest expense decreased by $1.3 million, or 100.0%, to $0 for the year ended December 31, 2021 from $1.3 million for the year ended December 31, 2020. The decrease was attributable to a recapitalization of the Company in the third quarter of 2020, resulting in the elimination of interest expense related to our Series A Preferred Stock and outstanding note from PDL.

Income Taxes

Prior to the Spin-Off, we were included in the consolidated federal tax return of PDL. Under the “separate return” method, we were assumed to file a separate return with the applicable tax authority(ies). The provision was the amount of tax payable or refundable on the basis of a hypothetical, current-year separate return. Deferred taxes were provided on temporary differences and on any attributes being carried forward that could be claimed on the hypothetical return. The need for a valuation allowance was assessed on a separate company basis and on projected separate return assets.

Subsequent to the Spin-Off, we are no longer included in the consolidated federal tax return of PDL and file tax returns for the periods following the Spin-Off as a separate company. The provision for income taxes for the years ended December 31, 2021 and 2020 reflects the impact of the Spin-Off and our status as a separate company for federal and state income tax filing purposes.

We maintain a full valuation allowance against our deferred tax assets.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net loss	$(19,601)	$(19,774)
Add: Interest expense	—	1,340
Less: Interest income	(51)	(68)
Add: Depreciation expense	1,524	1,309
Add: Amortization expense	1,240	1,256
EBITDA	(16,888)	(15,937)
Add: Stock-based compensation expense	6,866	9,026
Adjusted EBITDA	$(10,022)	$(6,911)

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

Liquidity and Capital Resources

Overview

For the years ended December 31, 2021 and 2020, we had net losses of $19.6 million and $19.8 million, respectively, and, as of December 31, 2021, we had an accumulated deficit of $77.6 million. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue to build our commercial and clinical infrastructure, pursue development and regulatory clearance of our proprietary, next generation integrated cataract treatment system, known as ALLY, and invest in research and development. In addition, as a stand-alone public company, we incur significant legal, accounting and other expenses that we did not incur as a subsidiary of PDL.

As discussed above, the ongoing COVID-19 pandemic has negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future.

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

In July 2020, we issued an additional 0.7 million shares of our common stock to PDL in exchange for $8.0 million. In August 2020, we received a capital contribution of $29.0 million from PDL, and we issued 0.7 million shares of common stock to PDL in exchange for $8.3 million. The remaining $20.7 million was in the form of a cash contribution.

Following the Spin-Off, our primary sources of liquidity are our cash on hand, cash from the sale and lease of our systems and the sale of our consumables. We may raise additional capital from equity or debt financings or from other sources. As of December 31, 2021, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and launch of ALLY and into 2023. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its operations beyond 2023.

As we near the commercial launch of ALLY, anticipated to be second half of 2022, we expect selling, general and administrative expenses to increase from current levels. Clearance of the ALLY system and its subsequent anticipated launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within our control.

Our liquidity needs will be largely determined by the success of our operations regarding the successful commercialization of our existing products and the progression, anticipated clearance and launch of the ALLY system in the future. We expect we will need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources to continue our operations beyond 2023. We may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research, development, and regulatory clearance of ALLY, our next generation integrated cataract treatment system. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of COVID-19 on our business; the timing, scope and magnitude of our commercial and development activities; and the timing of regulatory clearance of ALLY.

Our material contractual obligations and commercial commitments at December 31, 2021 primarily consist of $3.3 million in operating lease liabilities for our facility lease and $4.6 million in minimum purchase obligations for inventory components for the manufacture and supply of certain components. LENSAR expects to meet these requirements through cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, we could be required to pay contingent milestone and royalty payments in connection with the exclusive license of certain intellectual property. The Company could be required to make milestone payments in the amount of $2.4 million, which are contingent upon the regulatory approval and commercialization of ALLY. In addition, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue generated from ALLY.

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021 (the “Form S-3”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. As of the date of this Annual Report on Form 10-K, we have not sold any securities pursuant to the registration statement.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our statements of cash flows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(8,969)	$(13,791)
Net cash used in investing activities	(354)	(326)
Net cash provided by financing activities	361	50,001
Net increase in cash, cash equivalents and restricted cash	$(8,962)	$35,884

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $9.0 million, consisting primarily of a net loss of $19.6 million and an increase in net operating assets of $0.0 million, partially offset by non-cash charges of $10.7 million. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation. Net operating assets remained unchanged due to changes in accounts receivable, net offset with inventory.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $0.4 million, which consisted primarily of capital expenditures for property and equipment.

Net cash used in investing activities for year ended December 31, 2020 was $0.3 million, which consisted primarily of capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2020 was $50.0 million, primarily due to capital contributions of $20.7 million, sale of common stock of $16.4 million, proceeds of $12.4 million from the note due to PDL and a $2.4 million contributions from PDL, partially offset by a $1.9 million distributions to PDL.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2020, we granted restricted stock awards to directors and employees to maintain proportionate ownership after the Spin-Off. During the year ended December 31, 2021, we granted stock options directors, employees, and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to employees and directors.

At December 31, 2021, there was approximately $7.5 million and $2.2 million of total unrecognized compensation expense related to restricted stock awards and stock options, respectively, which is expected to be recognized over a weighted-average period of 0.9 years and 2.6 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
2022	$5,607
2023	3,497
2024	470
2025	99
2026	—
Thereafter	—
Total unrecognized stock-based compensation expense	$9,673

The amounts included in this table are based on restricted stock awards and stock options outstanding at December 31, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

In January 2022, the Company issued its annual equity grant to employees and an equity grant to a non-employee, which resulted in the issuance of 464,000 stock options and 60,000 restricted stock units. These grants resulted in $1.7 million of total unrecognized compensation expense, of which $0.4 million will be recognized in 2022.

Critical Accounting Estimates

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

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the notes to the financial statements. We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition, and cash flows.

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

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Judgment is required to determine the level of interdependency between the LENSAR Laser System and the sale of other related products and services. We evaluate each product or service promised in a contract to determine whether it represents a distinct performance obligation. A performance obligation is distinct if (1) the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and (2) the product or service is separately identifiable from other promises in the contract.

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

Lease Revenue

We lease equipment to customers under operating lease arrangements. At contract inception we perform an evaluation to determine if a lease arrangement conveys the right to control the use of an identified asset. To the extent such rights of control are conveyed, we further make an assessment as to the applicable lease classification. The identification of specified assets and determination of appropriate lease classification may require the use of management judgment.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our financial statements included elsewhere in this Annual Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2021.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $31.6 million as of December 31, 2021. Our cash and cash equivalents are held in deposit demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. A hypothetical

10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2021.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the LENSAR Laser System’s ability to operate for lack of payment and, in the case of notes receivable, repossess the LENSAR Laser System if scheduled payments lapse. As of December 31, 2021, three customers accounted for 37%, 13%, and 10% of our accounts receivable, net.

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

We currently have limited exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

For so long as we qualify as an “emerging growth company” as defined under the JOBS Act, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

1.2	Sales Agreement, dated April 8, 2021 by and between LENSAR, Inc. and SVB Leerink LLC	Form S-3	333-255136	1.2	04/08/2021

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/02/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/02/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	03/12/2021

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

4.2	Description of Registered Securities	Form 10-K	001-39473	4.2	03/12/2021

10.1+	Transition Services Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.1	10/02/2020

10.2	Tax Matters Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.2	10/02/2020

10.3#	2020 Incentive Award Plan	Form S-8	333-249323	10.1	10/05/2020

10.4#	Form of Restricted Stock Agreement pursuant to 2020 Incentive Award Plan	Form S-8	333-249323	10.2	10/05/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.5#	Form of Stock Option Agreement pursuant to 2020 Incentive Award Plan					*

10.6#	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan					*

10.7#	2020 Employee Stock Purchase Plan	Form 10/A	001-39473	10.5	09/14/2020

10.8#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Nicholas Curtis	Form 10	001-39473	10.6	08/26/2020

10.9#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Alan Connaughton	Form 10	001-39473	10.7	08/26/2020

10.10#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Thomas R. Staab II	Form 10	001-39473	10.8	08/26/2020

10.11#	Form of Indemnification Agreement between LENSAR, Inc. and its directors and officers	Form 10	001-39473	10.9	08/26/2020

10.12†	Exclusive License Agreement, dated September 23, 2019, by and among Doug Patton, Ophthalmic Synergies, LLC and LENSAR, Inc.	Form 10	001-39473	10.10	08/26/2020

10.13†	Development Agreement, dated January 29, 2020, by and between LENSAR, Inc. and Oertli Instrumente AG	Form 10	001-39473	10.11	08/26/2020

10.14+	Industrial Real Estate Lease, dated as of July 30, 2010, by and between LENSAR, Inc. and Challenger-Discovery, LLC, as amended as of March 15, 2016, December 16, 2016, August 20, 2020 and September 9, 2020	Form 10/A	001-39473	10.12	09/14/2020

10.15#	Non-Employee Director Compensation Program, as amended					*

21.1	Subsidiaries of the Registrant	Form 10-K	001-39473	21.1	03/12/2021

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+	Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.
Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: March 3, 2022	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2022		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicholas T. Curtis	Chief Executive Officer and Director (principal executive officer)	March 3, 2022
Nicholas T. Curtis

/s/ Thomas R. Staab, II	Chief Financial Officer (principal financial officer)	March 3, 2022
Thomas R. Staab, II

/s/ Kendra W. Wong	Principal Accounting Officer (principal accounting officer)	March 3, 2022
Kendra W. Wong

/s/ William J. Link, Ph.D.	Chairperson of the Board of Directors	March 3, 2022
William J. Link, Ph.D.

/s/ Richard L. Lindstrom, M.D.	Director	March 3, 2022
Richard L. Lindstrom, M.D.

/s/ John P. McLaughlin	Director	March 3, 2022
John P. McLaughlin

/s/ Elizabeth G. O’Farrell	Director	March 3, 2022
Elizabeth G. O’Farrell

/s/ Aimee S. Weisner	Director	March 3, 2022
Aimee S. Weisner

/s/ Gary M. Winer	Director	March 3, 2022
Gary M. Winer

LENSAR, Inc.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for the Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LENSAR, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LENSAR, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, of changes in stockholders’ (deficit) equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 3, 2022

We have served as the Company's auditor since 2020.

LENSAR, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Product	$26,246	$19,831
Lease	4,966	3,601
Service	3,247	2,950
Total revenue	34,459	26,382
Cost of revenue (exclusive of amortization)
Product	11,845	8,303
Lease	1,375	1,136
Service	3,406	2,868
Total cost of revenue	16,626	12,307
Operating expenses
Selling, general and administrative expenses	23,887	23,768
Research and development expenses	12,358	7,553
Amortization of intangible assets	1,240	1,256
Operating loss	(19,652)	(18,502)
Other income (expense)
Interest expense	—	(1,340)
Other income, net	51	68
Net loss attributable to common stockholders	$(19,601)	$(19,774)
Net loss per share attributable to common stockholders
Basic and diluted	$(2.09)	$(4.28)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	9,374	4,621

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$31,637	$40,599
Accounts receivable, net of allowance of $47 and $19, respectively	4,638	2,012
Notes receivable, net of allowance of $61 and $9, respectively	350	444
Inventories	6,488	13,473
Prepaid and other current assets	1,700	1,857
Total current assets	44,813	58,385
Property and equipment, net	756	832
Equipment under lease, net	6,690	3,583
Notes and other receivables, long-term, net of allowance of $2 and $9, respectively	121	452
Intangible assets, net	10,870	12,110
Other assets	3,215	3,758
Total assets	$66,465	$79,120
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,694	$2,481
Accrued liabilities	4,604	4,570
Deferred revenue	904	923
Operating lease liabilities	512	493
Total current liabilities	8,714	8,467
Long-term operating lease liabilities	2,803	3,314
Other long-term liabilities	69	129
Total liabilities	11,586	11,910
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at December 31, 2021 and 2020; 10,990 and 10,933 shares issued and outstanding at December 31, 2021 and 2020, respectively	110	109
Additional paid-in capital	132,363	125,094
Accumulated deficit	(77,594)	(57,993)
Total stockholders’ equity	54,879	67,210
Total liabilities and stockholders’ equity	$66,465	$79,120

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(19,601)	$(19,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,524	1,309
Amortization of intangible assets	1,240	1,256
Non-cash operating lease cost	517	505
Provision for expected credit losses	74	22
Write-down of inventory	320	8
Loss on disposal of property and equipment	133	27
Stock-based compensation expense	6,866	9,045
Changes in operating assets and liabilities:
Accounts receivable	(2,654)	1,332
Prepaid and other current assets	157	(1,239)
Inventories	2,333	(8,697)
Accounts payable	213	910
Accrued liabilities	75	871
Other	(166)	634
Net cash used in operating activities	(8,969)	(13,791)
Cash flows from investing activities
Purchase of property and equipment	(354)	(366)
Proceeds from sale of property and equipment	—	40
Net cash used in investing activities	(354)	(326)
Cash flows from financing activities
Contributions from PDL	—	2,366
Distributions to PDL	—	(1,862)
Proceeds from notes payable due to related party	—	12,400
Sale of common stock to PDL	—	16,431
Capital contribution from PDL	—	20,666
Proceeds from issuance of common stock under employee stock purchase plan	361	—
Net cash provided by financing activities	361	50,001
Net (decrease) increase in cash and cash equivalents	(8,962)	35,884
Cash and cash equivalents at beginning of the year	40,599	4,715
Cash and cash equivalents at end the year	$31,637	$40,599

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS, continued

(In thousands)

	Year Ended December 31,
	2021	2020
Supplemental cash flow information
Cash paid for interest	$—	$478
Cash paid for taxes	$19	$—
Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$4,332	$3,280
Phantom stock liability settled with common stock	$—	$783
Modification of phantom stock-based awards	$—	$306
Common stock issued to extinguish Series A Preferred Stock	$—	$37,246
Common stock issued to extinguish note payable due to related party	$—	$32,633

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	1,070	$11	$7,621	$(38,185)	$(30,553)
Impact of adoption of ASC 326	—	—	—	(34)	(34)
Impact from recapitalization transactions	6,221	62	69,817	—	69,879
Sale of common stock to PDL	1,496	15	16,416	—	16,431
Capital contribution from PDL	—	—	20,666	—	20,666
Issuance of common stock, net of cancellations	2,146	21	(21)	—	—
Stock-based compensation under the 2020 Plan	—	—	8,849	—	8,849
Contributions from PDL	—	—	2,518	—	2,518
Distributions to PDL	—	—	(1,861)	—	(1,861)
Settlement of phantom stock-based awards	—	—	783	—	783
Modification of phantom stock-based awards	—	—	306	—	306
Net loss	—	—	—	(19,774)	(19,774)
Balance as of December 31, 2020	10,933	109	125,094	(57,993)	67,210
Issuance of common stock under the 2020 ESPP	57	1	360	—	361
Stock-based compensation under the 2020 Plan	—	—	6,909	—	6,909
Net loss	—	—	—	(19,601)	(19,601)
Balance as of December 31, 2021	10,990	$110	$132,363	$(77,594)	$54,879

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

In September 2020, the Company amended its amended and restated certificate of incorporation to effect a one-for-nine reverse stock split of the Company’s common stock. The par value of the Company’s common stock and the total number of shares of common stock that the Company is authorized to issue remained unchanged.

All issued and outstanding shares of common stock, other common stock share numbers, equity awards and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

The Company has incurred recurring losses and operating cash outflows since its inception and as of December 31, 2021 had an accumulated deficit of $77,594. The Company expects to continue to incur losses and cash outflows from operating activities for the foreseeable future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages and price increases. The extent to which the COVID-19 outbreak will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. In geographies in which the Company or its customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in further economic, social or labor instability or prolonged contractions in the industries in which the Company’s customers or partners operate, slow the sales process, result in customers not purchasing or renewing the Company’s products or failing to make payments, and could otherwise have a material adverse effect on the Company’s business and results of operations and financial condition. The Company has also experienced some supply chain disruptions, unavailability, and increased costs of various component parts needed for the LENSAR Laser System and ALLY Adaptive Cataract Treatment System (“ALLY” or “ALLY system”) as a result of COVID-19, including increasing lead times required for the ordering of component parts to ensure timely delivery. To date, the Company has maintained sufficient inventory to mitigate adverse impact from such disruptions and unavailability; however, the Company is continuing to monitor developments with respect to such disruptions and their potential impact on the Company’s business, results of operations and financial condition.

During 2020, PDL and the Company entered into a series of recapitalization transactions and capital contribution transactions as described below. Management believes the Company’s cash and cash equivalents on hand provide sufficient liquidity to meet the Company’s projected obligations for a period of at least twelve months from the date of issuance of these financial statements. As the Company gets closer to the planned commercial launch of the ALLY system anticipated to be in the second half of 2022, it expects annual revenue and selling, general and administrative expenses to increase from current levels. Clearance of the ALLY system and its subsequent anticipated launch in 2022 is contingent on the regulatory review and discretion of the U.S. Food and Drug Administration (“FDA”) and is not entirely within the Company’s control.

The Company expects cash and cash equivalents, together with cash generated from the sale and lease of products, to be sufficient to operate through the anticipated clearance and launch of ALLY and into 2023. The Company’s liquidity needs will be largely determined by the success of its operations regarding the successful commercialization of its existing products and the progression, clearance and launch of ALLY in the future. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its operations beyond 2023. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

Description of the Recapitalization Transactions and Capital Contributions

In July 2020, the Company amended and restated its certificate of incorporation to, among other things, (a) increase the number of shares of common stock ($0.01 par value per share) the Company is authorized to issue to 150,000 shares and (b) issue to PDL a total of 3,415 shares of the Company’s common stock in exchange for the extinguishment of all 30 shares of the Company’s Series A Preferred Stock, including any accrued and unpaid dividends thereon (the “Series A Preferred Stock Recapitalization”).

In July 2020, the Company and PDL entered into a contribution and exchange agreement whereby the Company issued to PDL a total of 2,806 shares of the Company’s common stock in exchange for the extinguishment of the $32,600 outstanding that the Company owed PDL under the loan agreement (the “Note Payable Recapitalization”).

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

In July 2020, the Company issued an additional 740 shares of common stock to PDL in exchange for $8,000 in cash (the “Capital Contribution”).

In August 2020, the Company received cash of $29,000 from PDL (the “Additional Capital Contribution”). The Company issued 747 shares of common stock to PDL in exchange for $8,334. The remaining $20,666 was a cash contribution from PDL.

In September 2020, the Company issued an additional nine shares of additional common stock to PDL in exchange for $97 in cash.

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

During the periods prior to the Spin-Off presented in these financial statements, the operations of the Company were included in the consolidated U.S. federal and state income tax returns filed by PDL. Income tax expense and other income tax related information contained in the financial statements for those periods are presented on a separate return basis as if the Company had filed its own tax returns. For income tax purposes, LENSAR and PDL jointly made an election under IRC Section 336(e), which provides for a recharacterization of the Distribution of stock as a deemed sale of assets. This election was made following the Spin-Off and was effective as of October 2, 2020. As a result of this election, LENSAR’s research and development credits and net operating losses remained with PDL, and LENSAR recorded a tax-basis step up adjustment to reflect the fair value of all assets and liabilities on the date of the Spin-Off for tax purposes. In periods following the Spin-Off, LENSAR will file federal and state tax returns separate from PDL. The deferred income taxes of the Company as presented in these financial statements for periods prior to the Spin-Off, including tax attributes such as net operating losses or credit carryforwards, may not be indicative of the deferred tax assets available to the Company. For periods following the Spin-Off, tax attributes and deferred tax assets are indicative of LENSAR’s status as a separate Company for federal and state tax return filing purposes. See Note 13, Income Taxes, for more information.

Prior to the Spin-Off, the assets, liabilities, revenue and expenses directly attributable to the Company’s operations have been reflected in these financial statements on a historical cost basis, as included in the consolidated financial statements of PDL. The statements of operations include expenses for certain corporate support functions that were provided by PDL such as administration and organizational oversight; including employee benefits, finance and accounting, treasury and risk management, professional and legal services, among others. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a proportional basis of expenses of the Company and PDL. Management of the Company and PDL considered the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. These allocations may not be reflective of the expenses that would have been incurred had the Company operated as a separate, unaffiliated entity apart from PDL. Actual costs that would have been incurred if LENSAR had been a stand-alone, public company would depend on multiple factors, including the chosen organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Following its separation on October 1, 2020, the Company performs these functions using its own resources or purchased services. For an interim period through March 2021, however, some of these functions were provided by PDL as the Company entered into a transition service agreement with PDL in connection with the separation.

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

Note 2. Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include, but are not limited to, revenue recognition and allowance for expected credit losses, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, operating lease right-of-use assets liabilities, and the recognition and measurement of current and deferred income tax assets and liabilities, and cost allocations from PDL. Management evaluates its estimates on an ongoing basis as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates.

The COVID-19 pandemic continues to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain, including supply chain disruptions and price increases, as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's financial statements as of and for the years ended December 31, 2021 and 2020. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the financial statements in future reporting periods.

As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As of December 31, 2021 and 2020, 89% and 100% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and, by policy, limits the amount of credit exposure in any one financial instrument.

Accounts Receivable

The Company had $110 and $37 for allowance for credit losses as of December 31, 2021 and 2020, respectively. The Company makes estimates of the collectability of accounts receivable. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends, changes in customer payment patterns, and possible impact of current conditions and reasonable forecasts not already reflected in historical loss information when evaluating the adequacy of the allowance for credit losses. Amounts are charged off against the allowance for credit losses when the Company determines that recovery is unlikely, and the Company ceases collection efforts.

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

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights, acquired technology, and customer relationships. Acquired product rights and acquired technology are amortized on a straight-line basis over their estimated useful lives of 15 to 20 years. Customer relationships are amortized on a straight-line basis or a double declining basis over their estimated useful lives up to 20 years, based on the method that better represents the economic benefits to be obtained. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment of its intangible assets for the years ended December 31, 2021 and 2020.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	Lesser of useful life or term of lease
Manufacturing equipment	3-5 years
Computer and office equipment	3 years
Transportation equipment	3 years
Furniture and fixtures	7 years
Software	3 years

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product revenue. Shipping and handling costs for the years ended December 31, 2021 and 2020 were $245 and $90, respectively.

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

Lease Revenue. For LENSAR Laser System operating leases, the Company recognizes lease revenue over the length of the lease in accordance with ASC Topic 842, Leases, (“ASC 842”). For additional information regarding accounting for leases, see the Leases section within this footnote below and Note 5, Leases.

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

Concentrations of Customers

For the year ended December 31, 2021, two customers accounted for 16%, and 13% of the Company’s revenue, respectively, and three customers accounted for 37%, 13%, and 10% of the Company’s accounts receivable, net as of December 31, 2021. For the year ended December 31, 2020, three customers each accounted for 12% of the Company’s revenue, respectively, and two customers accounted for 11% and 10% of the Company’s accounts receivable, net as of December 31, 2020, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of engineering, product development, clinical studies to develop and support the Company’s products, regulatory expenses, and other costs associated with products and technologies that are in development. Research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototypes, testing, materials, travel expenses, and depreciation. Until future commercialization of the ALLY system is considered probable and the future economic benefit is expected to be realized the Company recognizes pre-launch inventory costs as research and development expenses.

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

For lease arrangements with lease and non-lease components where the Company is the lessor, the Company allocates the contract’s transaction price (including discounts) to the lease and non-lease components on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. Lease elements generally include a LENSAR Laser System, while non-lease elements generally include extended warranty services, PIDs and procedure licenses. The stand-alone selling prices for the extended warranty services, PIDs and procedure licenses are determined based on the prices at which the Company separately sells such products and services. The LENSAR Laser System stand-alone selling prices are determined using the expected cost plus a margin approach. Allocation of the transaction price is determined at the inception of the lease arrangement. The Company’s leases primarily consist of leases with fixed lease payments. For those leases with variable lease payments, the variable lease payment is typically based upon use of the leased equipment or the purchase of procedure licenses and consumables used with the leased equipment. Non-lease components are accounted for under ASC 606. For additional information regarding ASC 606, see Note 3, Revenue from Contracts with Customers.

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

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system, (3) whether the lease term is for the major part of the remaining economic life of the leased system, (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise, and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria are met, the lease is classified as a sales-type lease. If none of these criteria are met the lease is classified as an operating lease. For the years ended December 31, 2021 and 2020, the Company does not have any sales-type leases.

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

See Note 12, Stock-Based Compensation, for a discussion of stock-based compensation plans.

Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC Topic 740, Income Taxes, and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have an effect on the financial statements.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
United States	$15,004	$11,604
South Korea	4,380	3,077
Europe	5,805	3,588
Asia (excluding South Korea)	3,855	4,193
Other	449	319
Total[1]	$29,493	$22,781

1	The table above does not include lease revenue of $4,966 and $3,601 for the years ended December 31, 2021 and 2020, respectively. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

		As of December 31,
	Classification	2021	2020
Accounts receivable, current	Accounts receivable, net	$4,638	$2,012
Notes receivable, current	Notes receivable, net	$350	$444
Notes receivable, long-term	Notes and other receivables, long-term, net	$121	$452
Contract liability, current	Deferred revenue	$904	$923
Contract liability, non-current	Other long-term liabilities	$66	$128

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	15
Change in provision for credit losses	24
Write-offs	(20)
Accounts receivable, allowance for credit losses as of December 31, 2020	19
Change in provision for credit losses	28
Write-offs	—
Accounts receivable, allowance for credit losses as of December 31, 2021	$47

Notes Receivables, Net—Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 5.75%. The Company recorded interest income on notes receivable during the years ended December 31, 2021 and 2020 of $34 and $54 in other income, net in its statements of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of January 1, 2020	$—
Impact of adoption of ASC 326	19
Change in provision for credit losses	(1)
Write-offs	—
Notes receivable, allowance for credit losses as of December 31, 2020	18
Change in provision for credit losses	45
Write-offs	—
Notes receivable, allowance for credit losses as of December 31, 2021	$63

Maturities of notes receivables, net under extended payment terms with a significant financing component as of December 31, 2021 are as follows:

Fiscal Year	Amount
2022	$350
2023	126
2024 and thereafter	—
Total undiscounted cash flows	476
Present value of notes receivable	534
Difference between undiscounted and discounted cash flows	$(58)

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

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2019	$895
Billings not yet recognized as revenue	880
Beginning contract liabilities recognized as revenue	(724)
Contract liabilities at December 31, 2020	1,051
Billings not yet recognized as revenue	798
Beginning contract liabilities recognized as revenue	(879)
Contract liabilities at December 31, 2021	$970

Transaction Price Allocated to Future Performance Obligations

At December 31, 2021, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $6,641. The Company expects to satisfy its remaining performance obligations over the next five years, with $4,477 to be satisfied in the next twelve months, $1,674 to be satisfied in the next two years, and $490 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Costs to Obtain Contracts

The following table provides information about the costs to obtain contracts associated with contracts with customers for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Beginning balance	$109	$190
Additions	509	379
Amortization	(575)	(460)
Ending balance	$43	$109

Note 4. Inventories

Inventory balances were as follows:

	As of December 31,
	2021	2020
Finished Goods	$4,319	$10,551
Work-in-process	173	319
Raw Materials	1,996	2,603
Total	$6,488	$13,473

Write downs of inventories to net realizable value amounted to $264 and $8 for the years ended December 31, 2021 and 2020, respectively.

Note 5. Leases

Lessee Arrangements

The Company has an operating lease for a corporate office. In August 2020, the Company amended the lease to extend through November 30, 2027 commencing on September 1, 2020. The lease amendment constitutes a modification as it extends the original lease term, which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use-asset. The reassessment resulted in continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the extended lease term and the incremental borrowing rate at the effective date of modification of 10%. The Company’s operating lease has a remaining lease term of 5.9 years as of December 31, 2021, and contains an option to extend the lease for five years.

The components of lease expense are as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$578	$543
Short-term lease cost	30	9
Total lease cost	$608	$552

Supplemental cash flow information related to leases, including the lease modification, is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$522	$413
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$—	$3,320

The following table presents the lease balances within the balance sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases:

		As of December 31,
Operating Leases	Classification	2021	2020
Operating lease ROU assets	Other assets	$3,151	$3,668

Operating lease liabilities, current	Other current liabilities	$512	$493
Operating lease liabilities, long-term	Long-term operating lease liabilities	2,803	3,314
Total operating lease liabilities		$3,315	$3,807

Weighted-average remaining lease term		5.9 years	6.9 years
Weighted-average discount rate		10.00%	10.00%

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

Fiscal Year	Amount
2022	$537
2023	551
2024	567
2025	582
2026	598
Thereafter	562
Total operating lease payments	3,397
Less: imputed interest	(82)
Total operating lease liabilities	$3,315

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System, which occur primarily in the United States. The Company’s leases have remaining lease terms of less than one year to four years. Lease revenue for the years ended December 31, 2021 and 2020 was as follows:

	Year ended December 31,
	2021	2020
Lease revenue	$4,966	$3,601

Equipment under lease is as follows:

	As of December 31,
	2021	2020
Equipment under lease	$13,488	$9,343
Less accumulated depreciation	(6,798)	(5,760)
Equipment under lease, net	$6,690	$3,583

Depreciation expense on equipment under lease amounted to $1,214 and $1,037 for the years ended December 31, 2021 and 2020, respectively.

Maturities of operating lease payments as of December 31, 2021 are as follows:

Fiscal Year	Amount
2022	$2,146
2023	570
2024	100
2025	35
2026	23
Thereafter	—
Total undiscounted cash flows	$2,874

Note 6. Property and Equipment

The following table provides details of property and equipment, net:

	As of December 31,
	2021	2020
Leasehold improvements	$112	$112
Manufacturing equipment	940	269
Computer and office equipment	102	107
System and laser	1,219	1,452
Software	56	—
Furniture and fixtures	50	50
Transportation equipment	38	38
Total	2,517	2,028
Less accumulated depreciation	(1,945)	(1,876)
Construction in progress	184	680
Property and equipment, net	$756	$832

Depreciation expense on property and equipment amounted to $310 and $272 for the years ended December 31, 2021 and 2020, respectively. The Company recognizes molds and tools that suppliers use in producing certain products under a long-term supply arrangement in construction in progress while the molds are under construction. When the molds are completed, they are transferred to property and equipment. The assets capitalized amounted to $662 and $680 as of December 31, 2021 and 2020, respectively.

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(1,685)	$2,607	$4,292	$(1,326)	$2,966
Acquired technology [1,3]	11,500	(3,275)	8,225	11,500	(2,508)	8,992
Acquired trademarks [1]	570	(532)	38	570	(418)	152
	$16,362	$(5,492)	$10,870	$16,362	$(4,252)	$12,110

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

Amortization expense for the years ended December 31, 2021 and 2020 was $1,240 and $1,256, respectively.

Based on the intangible assets recorded at December 31, 2021, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
2022	$1,149
2023	1,097
2024	1,085
2025	1,074
2026	1,064
Thereafter	5,401
Total remaining estimated amortization expense	$10,870

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2021	2020
Compensation	$3,375	$2,971
Professional services	526	1,271
Warranty	45	79
Other	658	249
Total	$4,604	$4,570

Note 9. Series A Preferred Stock

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

The Series A Preferred Stock was accounted for as a liability on the Company’s balance sheets because it was mandatorily redeemable. Upon completion of the Series A Preferred Stock Recapitalization, the Company does not currently have any shares of Series A Preferred Stock outstanding. See Note 1, Overview and Basis of Presentation, for more information on the Series A Preferred Stock Recapitalization. Interest expense recognized on the Series A Preferred Stock was $0 and $829 for the years ended December 31, 2021 and 2020, respectively.

Note 10. Commitments and Contingencies

Purchase Obligation

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $4,568 over the next 12 months. LENSAR expects to meet these requirements.

Royalty and Milestone Payments

In connection with the exclusive license of certain intellectual property the Company could be required to make milestone payments in the amount of $2,400, which are contingent upon the regulatory approval and commercialization of ALLY. In addition, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue generated from ALLY.

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

Note 11. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the years ended December 31, 2021 and 2020.

Note 12. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

On July 9, 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients.

The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of December 31, 2021 the Company has reserved 3,880 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2020	1,188
Authorized	547
Granted/Awarded	(674)
Cancelled	21
Balance at December 31, 2021	1,082

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

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—	—	$—
Options granted	674	$7.59
Options exercised	—	$—
Options cancelled	(21)	$8.27
Outstanding at December 31, 2021	653	$7.57	9.3	$—

Vested and expected to vest at December 31, 2021	653	$7.57	9.3	$—
Vested and exercisable at December 31, 2021	94	$7.70	9.4	$—

The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $4.85. The total fair value of options vested during the year ended December 31, 2021 was approximately $466. Total unrecognized compensation expense of $2,180 related to stock options will be recognized over a weighted average period of 2.6 years.

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the year ended December 31, 2021:

Year Ended December 31,
2021
Risk-free interest rate	0.6 - 1.3%
Expected term (years)	6
Expected volatility	72 - 73%
Dividends	0.0%

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

Restricted stock award activity under the 2020 Plan is set forth below:

	2021
	Number of Units	Weighted- average grant- date fair value per share
Non-vested at beginning of year	2,050	$10.30
Granted	—	$—
Vested	(718)	$10.31
Cancelled	—	$—
Non-vested at end of year	1,332	$10.29

The total fair value of restricted stock awards vested during the years ended December 31, 2021 and 2020 was $7,406 and $970, respectively.

The weighted-average grant date fair value for restricted stock awards granted under the 2020 Plan for the year ended December 31, 2020 was $10.30. No restricted stock awards were granted under the 2020 Plan during the year ended December 31, 2021.

At December 31, 2021, there was approximately $7,493 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years. The number of restricted stock awards that are expected to vest are as follows: 338 in the quarter ending March 31, 2022; 140 in the quarter ending June 30, 2022; 113 in the quarter ending September 30, 2022; 113 in the quarter ending December 31, 2022; 237 in the quarter ending March 31, 2023; 136 in the quarter ending June 30, 2023; 180 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at December 31, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

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

As of December 31, 2021, 57 shares of common stock have been issued to employees participating in the 2020 ESPP and 283 shares were available for future issuance under the 2020 ESPP.

The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

Phantom Stock Plan

LENSAR had a phantom stock plan under which it granted phantom stock units to LENSAR directors and employees. In connection with the Company’s issuance of stock awards under the 2020 Plan, all remaining outstanding awards under the Phantom Stock Plan were cancelled in 2020, and no further awards are outstanding under such plan.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan, the 2020 ESPP and the Phantom Stock Plan in the Company’s statements of operations:

	Year Ended December 31,
	2021	2020
Cost of revenue—product	$216	$303
Cost of revenue—service	122	165
Selling, general and administrative expenses	5,914	7,529
Research and development expenses	614	876
Total	$6,866	$8,873

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2022	$5,607
2023	3,497
2024	470
2025	99
2026	—
Thereafter	—
Total unrecognized stock-based compensation expense	$9,673

The amounts included in this table are based on restricted stock awards and stock options outstanding at December 31, 2021 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 13. Income Taxes

Prior to the Spin-off, the Company was included in the consolidated federal tax return of PDL. Subsequent to the Spin-Off, the Company is no longer included in the consolidated federal tax return of PDL and files separate tax returns starting for the year ended December 31, 2020. The provision for income taxes for the years ended December 31, 2021 and 2020 reflects the impact of the Spin-Off and the Company’s status as a separate company for federal and state income tax filing purposes.

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2021	2020
United States	$(19,601)	$(19,774)
Foreign	—	—
Total	$(19,601)	$(19,774)

The provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

Year Ended December 31,
	2021	2020
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred income tax (benefit)
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total provision	$—	$—

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statements of operations is as follows:

	Year Ended December 31,
	2021	2020
Tax at U.S. statutory rate on income before income taxes	$(4,116)	$(4,153)
Change in valuation allowance	3,930	1,573
State taxes	(684)	(210)
Section 162(m)	310	—
Stock-based compensation	559	68
(Income)/Loss taxable in period under the separate return method	—	2,719
Other	1	3
Total	$—	$—

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

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$4,417	$496
Intangible assets	6,287	6,541
Stock-based compensation	1,675	1,886
Other	639	170
Total deferred tax assets	13,018	9,093
Valuation allowance	(13,014)	(9,084)
Total deferred tax assets, net of valuation allowance	4	9
Deferred tax liabilities:
Other	(4)	(9)
Total deferred tax liabilities	(4)	(9)
Net deferred tax assets	$—	$—

The deferred tax assets associated with net operating losses included in the table above for the years ended December 31, 2021 and 2020 reflect the net operating losses the Company expects to generate on its separate federal and state income tax returns subsequent to the Spin-Off.

As of December 31, 2021 and 2020, the Company maintained federal net operating loss carryforwards of $15,993 and $1,972, respectively. As of December 31, 2021 and 2020, the Company also maintained state net operating loss carryforwards of $13,502 and $1,532, respectively. The federal net operating losses generated during the period ended December 31, 2020 after the Spin-Off and during the year ended December 31, 2021 may only be utilized to offset 80% of taxable income annually and may be carried forward indefinitely. The state net operating losses generated after the Spin-Off will begin to expire in the year 2028 if not utilized.

As of December 31, 2021, the Company determined that it was more likely than not that certain deferred tax assets would not be realized in the near future and maintained a $13,014 valuation allowance against deferred tax assets. The net change in total valuation allowance between the years ended December 31, 2021 and 2020, was an increase of $3,930. The Company’s designation was based on its review and analysis of all the available evidence as of the balance sheet date, both positive and negative.

A reconciliation of the Company’s unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$—	$2,255
Decreases related to prior year tax positions	—	—
Increases related to tax positions from prior fiscal years	—	—
Increases related to tax positions taken during current fiscal year	—	—
Decreases related to the Spin-Off	—	(2,255)
Balance at the end of the year	$—	$—

The Company periodically evaluates its exposures associated with its tax filing positions. At this time, the Company does not anticipate a material change in the unrecognized tax benefits that would affect the effective tax rate or deferred tax assets or valuation allowances over the next 12 months.

The U.S. federal income tax returns for which the Company filed as part of the PDL consolidated group are subject to examination for tax years 2017 forward. Certain of the Company’s state and local returns are subject to examination by authorities for tax years 2010 forward. The Company’s income tax returns for periods separate from our consolidation with PDL are subject to examination by U.S. federal, state and local tax authorities for tax years 2020 forward. The Company is not currently under examination in any significant tax jurisdictions. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $0 as of December 31, 2021 and 2020.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, and the American Rescue Plan Act, which was enacted on March 11, 2021, in the U.S., include measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company will monitor additional guidance and impact that the CARES Act, American Rescue Plan Act, and other potential legislation may have on its income taxes.

The provision for income taxes is determined using the asset and liability approach. Tax laws require items to be included in tax filings at different times than the items are reflected in the Consolidated Financial Statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are adjusted for enacted changes in tax rates and tax laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Note 14. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Year Ended December 31,
	2021	2020
Net loss attributable to common stockholders	$(19,601)	$(19,774)
Weighted average number of shares of common stock	9,374	4,621
Basic and diluted net loss per share	$(2.09)	$(4.28)

The Company applied the two-class method for calculating net loss per share. The two-class method is an allocation of losses between the holders of common stock and the Company’s participating securities. Net loss attributable to common stockholders is computed by deducting the dividends accumulated for the period on the Series A Preferred Stock from the Company’s net loss. Interest expense on the Series A Preferred Stock is computed using the effective interest method. The adjustment, if any, to the net loss is the portion of the cumulative dividends in excess of the interest expense on the Series A Preferred Stock. There were no adjustments for cumulative dividends in excess of the interest expense on the Series A Preferred Stock for the years ended December 31, 2021 and 2020.

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded 1,332 shares of underlying unvested restricted stock awards and 653 outstanding stock options for the year ended December 31, 2021 and 2,050 shares of underlying unvested restricted stock awards and 0 outstanding stock options for the year ended December 31, 2020 from its net loss per diluted share calculations because their effect was anti-dilutive.

The anti-dilutive weighted-average shares excluded from the net loss per share diluted shares calculations were:

	Year Ended December 31,
	2021	2020
Restricted stock awards	1,142	843
Outstanding stock options	491	—
Total	1,633	843

Note 15. Related Party Transactions

In the ordinary course of business, the Company entered into transactions with PDL.

Corporate Allocations

The Company’s Financial Statements include expenses of $0 and $3,387 for the years ended December 31, 2021 and 2020, respectively, allocated to the Company by PDL for corporate support functions that were provided by PDL such as administration and organizational oversight; including employee benefits, finance and accounting, treasury and risk management, professional and legal services, among others. Allocated costs were included within selling, general and administrative expenses in the accompanying statements of operations. A portion of these allocated costs related to certain cross charges that were historically cash settled and included in the statements of cash flows as operating activities. As of December 31, 2021 and 2020, $0 corporate allocation costs were outstanding.

No costs related to the separation of LENSAR incurred by PDL have been allocated to the Company for the years ended December 31, 2021 and 2020.

Note Payable to Related Party

In May 2017, the Company entered into a loan agreement with PDL. Under the loan agreement, the maximum aggregate principal amount that LENSAR could draw from the loan agreement was $25,600. On April 15, 2020, the Company and PDL, upon mutual agreement, increased the credit limit that LENSAR could draw from PDL under the loan agreement by $7,000 to a total of $32,600. LENSAR drew an additional $12,400 under the loan agreement during the year ended December 31, 2020. Immediately before the Note Payable Recapitalization, the Company had drawn the full amount under the amended loan agreement. The interest expense incurred during the years ended December 31, 2021 and 2020 was $0 and $511, respectively, and is included in interest expense.

As of December 31, 2021, the Company does not have a Note payable due to related party. See Note 1, Overview and Basis of Presentation, for more information on the Note Payable Recapitalization.

Series A Preferred Stock

Refer to Note 9, Series A Preferred Stock.

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

Note 16. Subsequent Events

The Company submitted an application for 510(k) clearance of the ALLY system to the FDA for the femtosecond laser aspect of ALLY as the first stage of a planned, two part commercial release strategy. This submission was accepted for substantive review by the FDA in February 2022. The Company plans to submit an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated ALLY system later in 2022. Subject to FDA clearance, the Company expects to begin commercialization of the ALLY system in the second half of 2022. Commercialization of the ALLY system will be in a controlled launch and the ALLY system will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until the Company receives FDA clearance on these aspects of the combined system from the planned second 510(k) submission to occur late in 2022.