Form 10-Q
period 2022-03-31
LENSAR, Inc.
filed 2022-05-09
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, there were 10,984,813 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from the ongoing and global COVID-19 pandemic; the timing of and our ability to obtain and maintain regulatory approvals; our expectations about our ability to successfully develop and commercialize our next generation system, the ALLY Adaptive Cataract Treatment System (“ALLY” or “ALLY System”), and the timing thereof; the sufficiency of our cash and cash equivalents; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” in this Quarterly Report. These risks and uncertainties include, but are not limited to:

•	our history of operating losses and ability to achieve or sustain profitability;
•

our ability to maintain, grow market acceptance of and enhance our LENSAR Laser System, including the development, regulatory clearances and commercial launch of our next generation system, the ALLY System;

•	the impact to our business, financial condition, results of operations and our suppliers and distributors as a result of the COVID-19 pandemic;
•	the willingness of patients to pay the price difference for our products compared to a standard cataract procedure covered by Medicare or other insurance;
•	our ability to grow our U.S. sales and marketing organization or maintain or grow an effective network of international distributors;
•	our future capital needs and our ability to raise additional funds on acceptable terms, or at all;
•

the impact to our business, financial condition and results of operations as a result of a material disruption to the supply or manufacture of our LENSAR Laser System and ALLY System or necessary component parts for such system;

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
•

the impact to our business, financial condition and results of operations if we are unable to secure adequate coverage or reimbursement by government or other third-party payors for procedures using our ALLY System or our other future products, or changes in such coverage or reimbursement;

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	We expect to incur operating losses for the foreseeable future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

•

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and sale of consumables used in each procedure involving our LENSAR Laser System. The commercial success of our ALLY System will depend upon receipt of regulatory clearances and our ability to maintain and grow significant market acceptance for it.

•	Our growth depends on our ability to gain regulatory clearances and meet production goals for our ALLY System.

•

Patients may not be willing to pay for the price difference between a standard cataract procedure and an advanced cataract procedure in which a laser system such as ours is used, an increment which is typically not covered by Medicare, private insurance or other third-party payors.

•

COVID-19 and actions taken to control the spread of COVID-19 have impeded global supply chains and have had an adverse impact on our business, and we expect this situation to continue, and potentially worsen.

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
•

If the supply or manufacture of our LENSAR Laser System, ALLY System or other products associated with these systems is materially disrupted, including supply chain shortages and price increases resulting from the COVID-19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

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

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Product	$6,969	$5,158
Lease	1,399	1,111
Service	972	774
Total revenue	9,340	7,043
Cost of revenue (exclusive of amortization)
Product	2,694	2,090
Lease	474	251
Service	1,480	808
Total cost of revenue	4,648	3,149
Operating expenses
Selling, general and administrative expenses	6,278	6,035
Research and development expenses	4,788	2,746
Amortization of intangible assets	309	313
Operating loss	(6,683)	(5,200)
Other income
Other income, net	9	18
Net loss	$(6,674)	$(5,182)
Net loss per share:
Basic and diluted	$(0.67)	$(0.56)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	9,967	9,187

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$28,984	$31,637
Accounts receivable, net of allowance of $34 and $47, respectively	3,585	4,638
Notes receivable, net of allowance of $180 and $61, respectively	194	350
Inventories	4,279	6,488
Prepaid and other current assets	1,508	1,700
Total current assets	38,550	44,813
Property and equipment, net	755	756
Equipment under lease, net	7,289	6,690
Notes and other receivables, long-term, net of allowance of $1 and $2, respectively	62	121
Intangible assets, net	10,561	10,870
Other assets	3,082	3,215
Total assets	$60,299	$66,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,852	$2,694
Accrued liabilities	3,406	4,604
Deferred revenue	989	904
Operating lease liabilities	516	512
Total current liabilities	7,763	8,714
Long-term operating lease liabilities	2,672	2,803
Other long-term liabilities	52	69
Total liabilities	10,487	11,586
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at March 31, 2022 and December 31, 2021; 10,985 and 10,990 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	110	110
Additional paid-in capital	133,970	132,363
Accumulated deficit	(84,268)	(77,594)
Total stockholders’ equity	49,812	54,879
Total liabilities and stockholders’ equity	$60,299	$66,465

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(6,674)	$(5,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	541	328
Amortization of intangible assets	309	313
Non-cash operating lease cost	130	129
Provision for expected credit losses	134	—
Write-down of inventory	—	4
Loss on disposal of property and equipment	—	120
Stock-based compensation expense	1,607	2,320
Changes in operating assets and liabilities:
Accounts receivable	1,037	(95)
Prepaid and other current assets	192	33
Inventories	1,116	12
Accounts payable	158	(778)
Accrued liabilities	(1,198)	(1,828)
Other	41	5
Net cash used in operating activities	(2,607)	(4,619)
Cash flows from investing activities
Purchase of property and equipment	(46)	(114)
Net cash used in investing activities	(46)	(114)
Net decrease in cash and cash equivalents	(2,653)	(4,733)
Cash and cash equivalents at beginning of the period	31,637	40,599
Cash and cash equivalents at end of the period	$28,984	$35,866

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$1,060	$435
Transfer from Inventories to Property and equipment, net	$34	$—

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	10,990	$110	$132,363	$(77,594)	$54,879
Stock-based compensation	—	—	1,607	—	1,607
Restricted stock awards cancelled	(5)	—	—	—	—
Net loss	—	—	—	(6,674)	(6,674)
Balance as of March 31, 2022	10,985	$110	$133,970	$(84,268)	$49,812

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	10,933	$109	$125,094	$(57,993)	$67,210
Stock-based compensation	—	—	2,301	—	2,301
Net loss	—	—	—	(5,182)	(5,182)
Balance as of March 31, 2021	10,933	$109	$127,395	$(63,175)	$64,329

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company’s revenue is derived from the sale and lease of the LENSAR Laser System, which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. LENSAR has developed its next-generation ALLY™ Adaptive Cataract Treatment System (“ALLY” or “ALLY System”), the first platform to integrate its proprietary imaging with an optimized femtosecond laser and phacoemulsification technology in a single, compact system. The U.S. Food and Drug Administration “FDA” has accepted the Company’s 510(k) submission of the ALLY System for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, the Company expects to begin commercialization of ALLY in the second half of 2022. The Company anticipates the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY System later in 2022. If cleared, the Company will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until the Company receives FDA clearance on these aspects of the combined system from the planned second 510(k) submission to occur late in 2022. LENSAR is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”).

The Company has incurred recurring losses and operating cash outflows since its inception and, as of March 31, 2022, had an accumulated deficit of $84,268. The Company expects to continue to incur losses and cash outflows from operating activities for the foreseeable future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages and price increases. The extent to which the COVID-19 outbreak, and current or future variants, will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. In geographies in which the Company or its customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in further economic, social or labor instability or prolonged contractions in the industries in which the Company’s customers or partners operate, slow the sales process, result in customers not purchasing or renewing the Company’s products or failing to make payments, and could otherwise have a material adverse effect on the Company’s business and results of operations and financial condition. The Company has also experienced some supply chain disruptions, and increased costs of various component parts needed for the development of the ALLY System as a result of COVID-19, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to the availability and delivery timing of these parts. To date, the Company has maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to facilitate the initial launch of the ALLY System assuming regulatory clearance; however, the Company is continuing to monitor developments with respect to such disruptions and their potential impact on the Company’s business, results of operations and financial condition. If these supply chain shortages and disruptions continue or worsen, or the Company is unable to find suitable alternative component parts, there is no guarantee the Company will be able to meet customer demand for the ALLY System following its initial launch, assuming regulatory clearance. In addition, pricing increases in component parts for the ALLY System may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand provide sufficient liquidity to meet the Company’s projected obligations for a period of at least twelve months from the date of issuance of these condensed financial statements. As the Company gets closer to the planned commercial launch of the ALLY System, anticipated to be in the second half of 2022, it expects annual revenue and selling, general and administrative expenses to increase from current levels. Clearance of the ALLY System and its subsequent anticipated launch in the second half of 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within the Company’s control. In addition, the successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities and within requested timelines to satisfy customer demand.

The Company expects cash and cash equivalents, together with cash generated from the sale and lease of products, to be sufficient to operate through the anticipated clearance and launch of ALLY and into 2023. The Company’s liquidity needs will be largely determined by the success of its operations regarding the successful commercialization of its existing products and the progression, clearance and launch of ALLY in the future. Such success will depend on the availability of the necessary component parts for the ALLY System. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its operations beyond 2023. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend,

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

Basis of Presentation

These condensed financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, omit or condense certain footnotes and other information normally included. The condensed financial statements include all adjustments (consisting only of normal recurring adjustments), that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year. The December 31, 2021 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the Company’s annual audited financial statements and the related notes thereto for the fiscal year ended December 31, 2021, included in the Annual Report on Form 10-K (the “Annual Report”) as filed with the SEC.

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

The COVID-19 pandemic continues to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain, including supply chain disruptions and price increases, as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's condensed financial statements as of and for the three months ended March 31, 2022 and 2021. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the condensed financial statements in future reporting periods.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three months ended March 31, 2022 and 2021 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
United States	$3,970	$3,438
South Korea	1,434	998
Europe	1,619	889
Asia (excluding South Korea)	780	542
Other	138	65
Total[1]	$7,941	$5,932

1 The table above does not include lease revenue of $1,399 and $1,111 for three months ended March 31, 2022 and 2021, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of March 31, 2022	As of December 31, 2021
Accounts receivable, current	Accounts receivable, net	$3,585	$4,638
Notes receivable, current	Notes receivable, net	$194	$350
Notes receivable, long-term	Notes and other receivables, long-term, net	$62	$121
Contract liability, current	Deferred revenue	$989	$904
Contract liability, non-current	Other long-term liabilities	$52	$66

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2021	$47
Provision for credit losses	3
Write-offs	(16)
Accounts receivable, allowance for credit losses as of March 31, 2022	$34

Accounts receivable, allowance for credit losses as of December 31, 2020	$19
Provision for credit losses	2
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2021	$21

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 5.75%. The Company recorded interest income on notes receivable during the three months ended March 31, 2022 and 2021 of $6 and $10, respectively, in other income, net in the statement of operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2021	$63
Provision for credit losses	129
Write-offs	(11)
Notes receivable, allowance for credit losses as of March 31, 2022	$181

Notes receivable, allowance for credit losses as of December 31, 2020	$18
Provision for credit losses	(2)
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2021	$16

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

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2021	$970
Billings not yet recognized as revenue	432
Beginning contract liabilities recognized as revenue	(361)
Contract liabilities as of March 31, 2022	$1,041

Contract liabilities as of December 31, 2020	$1,051
Billings not yet recognized as revenue	373
Beginning contract liabilities recognized as revenue	(360)
Contract liabilities as of March 31, 2021	$1,064

Transaction Price Allocated to Future Performance Obligations

At March 31, 2022, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $5,871. The Company expects to satisfy its remaining performance obligations by December 31, 2026, with $3,618 to be satisfied by December 31, 2022, $1,763 to be satisfied by December 31, 2023, $309 to be satisfied by December 31, 2024 and $181 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of March 31, 2022	As of December 31, 2021
Finished Goods	$2,207	$4,319
Work-in-process	19	173
Raw Materials	2,053	1,996
Total	$4,279	$6,488

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 5. Leases

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System. The Company’s leases have remaining lease terms of less than one year to four years. Lease revenue for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Lease revenue	$1,399	$1,111

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships[1,2]	$4,292	$(1,773)	$2,519	$4,292	$(1,685)	$2,607
Acquired technology[1,3]	11,500	(3,467)	8,033	11,500	(3,275)	8,225
Acquired trademarks [1]	570	(561)	9	570	(532)	38
	$16,362	$(5,801)	$10,561	$16,362	$(5,492)	$10,870
1

Certain intangible assets were established upon PDL BioPharma, Inc.’s acquisition of LENSAR in May 2017. They are being amortized on a straight-line basis over a period of 15 years. The intangible assets for customer relationships are amortized on a straight-line basis or a double declining basis over their estimated useful lives up to 20 years based on the method that better represents the economic benefits to be obtained.

2	LENSAR acquired certain intangible assets for customer relationships from a domestic distributor in an asset acquisition, which are being amortized on a straight-line basis over a period of 10 years.
3	LENSAR acquired certain intangible assets from a medical technology company in an asset acquisition, which are being amortized on a straight-line basis over a period of 15 years.

Amortization expense for three months ended March 31, 2022 and 2021 was $309 and $313, respectively.

Based on the intangible assets recorded at March 31, 2022, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2022	840
2023	1,097
2024	1,085
2025	1,074
2026	1,064
2027	1,055
Thereafter	4,346
Total remaining estimated amortization expense	$10,561

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021
Compensation	$1,993	$3,375
Professional services	542	526
Warranty	34	45
Other	837	658
Total	$3,406	$4,604

Note 8. Commitments and Contingencies

Purchase Obligation

LENSAR entered into various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $4,278 by December 31, 2022. LENSAR expects to meet these requirements.

Royalty and Milestone Payments

In connection with the exclusive license of certain intellectual property the Company could be required to make milestone payments in the amount of $2,400, which are contingent upon the regulatory clearance and commercialization of ALLY. In addition, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue generated from ALLY.

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

Note 9. Stockholders’ Equity

Preferred Stock

The Company has a single class of preferred stock, of which no shares were issued and outstanding.

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three months ended March 31, 2022 and 2021.

Note 10. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of March 31, 2022 the Company has reserved 4,429 shares of common stock for issuance under the 2020 Plan.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2021	1,082
Authorized	549
Granted/Awarded	(536)
Cancelled	32
Balance at March 31, 2022	1,127

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

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	653	$7.57	9.3	$—
Options granted	476	$6.04
Options exercised	—	$—
Options cancelled	(27)	$6.88
Outstanding at March 31, 2022	1,102	$6.92	9.3	$752

Vested and expected to vest at March 31, 2022	1,102	$6.92	9.3	$752
Vested and exercisable at March 31, 2022	203	$7.71	9.0	$11

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was $3.79. The total fair value of options vested during the three months ended March 31, 2022 was approximately $534. Total unrecognized compensation expense of $3,471 related to stock options will be recognized over a weighted average period of 3.2 years.

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.5 - 1.6%	0.6 - 1.1%
Expected term (years)	6	6
Expected volatility	70%	72 - 73%
Dividends	0.0%	0.0%

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

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	1,332	$10.29
Restricted stock awards granted	—	$—
Restricted stock awards vested	(338)	$10.38
Restricted stock awards cancelled	(5)	$10.81
Non-vested at March 31, 2022	989	$10.26

The total fair value of restricted stock awards vested during the three months ended March 31, 2022 was approximately $3,512. At March 31, 2022 there was approximately $6,294 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.4 years. The number of restricted stock awards that are expected to vest are as follows: 140 in the quarter ending June 30, 2022; 113 in the quarter ending September 30, 2022; 113 in the quarter ending December 31, 2022; 237 in the quarter ending March 31, 2023; 136 in the quarter ending June 30, 2023; 175 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at March 31, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

Restricted Stock Units

Restricted stock units granted to employees generally vest over four years in annual equal increments. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Restricted stock unit activity under the 2020 Plan is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	—	$—
Restricted stock units granted	60	$6.04
Restricted stock units vested	—	$—
Restricted stock units cancelled	—	$—
Non-vested at March 31, 2022	60	$6.04

At March 31, 2022 there was approximately $343 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.8 years.

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

As of March 31, 2022, 57 shares of common stock have been issued to employees participating in the 2020 ESPP and 283 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended March 31,
	2022	2021
Cost of revenue – product	$52	$75
Cost of revenue – service	30	41
Selling, general and administrative expenses	1,377	1,984
Research and development expenses	148	220
Total	$1,607	$2,320

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2022	4,498
2023	3,988
2024	984
2025	625
2026	13
Thereafter	—
Total unrecognized stock-based compensation expense	$10,108

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at March 31, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 11. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,674)	$(5,182)
Weighted average number of shares of common stock	9,967	9,187
Basic and diluted net loss per share	$(0.67)	$(0.56)

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded 1,049 shares of underlying unvested restricted stock awards and units and 1,102 outstanding stock options for the three months ended March 31, 2022 and 1,708 shares of underlying unvested restricted stock awards and 290 outstanding stock options for the three months ended March 31, 2021 from its net loss per diluted share calculations because their effect was anti-dilutive.

The anti-dilutive weighted average shares excluded from the net loss per share diluted shares calculations were:

	Three Months Ended March 31,
	2022	2021
Restricted stock awards and units	1,073	1,746
Outstanding stock options	1,052	—
Total	2,125	1,746

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our current product portfolio consists of the LENSAR Laser System with Streamline IV and IntelliAxis and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and are currently preparing to launch our proprietary next generation ALLY Adaptive Cataract Treatment System, or ALLY or ALLY System. The ALLY System is designed to combine our femtosecond laser technology with enhanced capabilities and a phacoemulsification system into a single unit that allows surgeons to perform each of the critical steps in a cataract procedure in an operating room or in-office surgical suite using one device. We expect this system will provide significant administrative and financial benefit to a surgeon’s practice. The U.S. Food and Drug Administration, or FDA, has accepted our 510(k) submission of the ALLY System for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY System later in 2022. If cleared, we will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022. If the ALLY System is cleared by the FDA, we believe its enhanced efficiencies and combined functions will help drive broader penetration for us into the overall cataract surgery market and could create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery. We believe 2022 will be a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. We also intend to submit additional marketing applications outside the United States in an effort to commercialize ALLY in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether ALLY receives regulatory clearance in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of LENSAR Laser Systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions. In the United States, we sell our products through a direct sales organization that, as of March 31, 2022, consisted of approximately 45 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our LENSAR Laser System and ALLY System at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the COVID-19 pandemic on the global supply chain of certain products, including increasing lead times required for the ordering of component parts to meet targeted production goals, unpredictability with respect to suppliers’ ability to fulfill orders in the requested quantities within the agreed timeframe and the ability to find alternative component parts.

Our revenue increased from $7.0 million for the three months ended March 31, 2021 to $9.3 million for the three months ended March 31, 2022, representing an increase of 33%, primarily due to increased procedure volume. Our net losses were $6.7 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, our installed base of LENSAR Laser Systems is approximately 255 as of March 31, 2022.

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

Although procedure volume in 2021 and the first quarter of 2022 has returned to pre-pandemic levels, the COVID-19 pandemic continues to influence our operations, particularly as it relates to building inventory for our existing commercially-available products and ALLY. We have experienced some supply chain disruptions and unavailability of various component parts needed for our LENSAR Laser System and ALLY System, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to our suppliers’ ability to fulfill orders in the requested quantities, within the agreed timeframe as well as an increase of costs associated with certain raw materials and component parts. To date, we have maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to meet the expected needs of our initial launch of the ALLY System, assuming regulatory clearance; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators. The lingering impacts of COVID-19 into 2022 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing more significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in the LENSAR Laser System and ALLY System. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future. As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we previously presented are not indicative of the results that may be expected for the full fiscal year.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the LENSAR Laser System surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our LENSAR Laser Systems. For the three months ended March 31, 2022, approximately 89% of our revenue was attributable to recurring sources compared to 91% for the three months ended March 31, 2021.

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

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first or third quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change from Prior
(Dollars in thousands)	2022	2021	Year (%)
Revenue
Product	$6,969	$5,158	35%
Lease	1,399	1,111	26%
Service	972	774	26%
Total revenue	$9,340	$7,043	33%
Cost of revenue (exclusive of amortization)
Product	$2,694	$2,090	29%
Lease	474	251	89%
Service	1,480	808	83%
Total cost of revenue	$4,648	$3,149	48%

Revenue

Total revenue for the three months ended March 31, 2022 increased by $2.3 million, or 33%, compared to the three months ended March 31, 2021.

Product revenue for the three months ended March 31, 2022 increased by $1.8 million, or 35%, compared to the three months ended March 31, 2021. The increase was primarily attributable to increased procedure volume, which resulted in an increase of $1.5 million, during the three months ended March 31, 2022.

Service revenue for the three months ended March 31, 2022 increased by $0.2 million compared to the three months ended March 31, 2021.

The increase in product and service revenue combined was primarily attributable to increased net revenues in all operating regions as procedure volume exceeded pre-COVID levels. Our U.S. sales represented 50% and 58% of product and service revenue for the three months ended March 31, 2022 and 2021, respectively.

Lease revenue for the three months ended March 31, 2022 increased by $0.3 million compared to the three months ended March 31, 2021.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2022 increased by $1.5 million, or 48%, compared to the three months ended March 31, 2021.

Cost of product revenue for the three months ended March 31, 2022 increased by $0.6 million, or 29%, compared to the three months ended March 31, 2021. Increased procedure volume between the periods somewhat offset the lower cost of product revenue attributable to the number of sales of LENSAR Laser Systems, which have a lower gross margin than procedure licenses.

Cost of service revenue for the three months ended March 31, 2022 increased by $0.7 million compared to the three months ended March 31, 2021 primarily due to higher service costs of $0.6 million; in particular for several systems that required replacement of expensive parts.

Cost of lease revenue for the three months ended March 31, 2022 increased by $0.2 million compared to the three months ended March 31, 2021. Cost of lease revenue increased primarily due to depreciation of new lease systems.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2022 were $6.3 million, an increase of $0.3 million, or 4%, compared to $6.0 million for the three months ended March 31, 2021. The increase was due to increases in sales and marketing expenses of $0.4 million, which was primarily the result of increased trade show and travel activity, partially offset by a decrease in personnel expense, primarily due to less stock-based compensation expense. We expect selling, general and administrative expense to increase from current levels as we get closer to the projected commercial launch of ALLY in the second half of 2022.

Research and Development. Research and development expenses for the three months ended March 31, 2022 were $4.8 million, an increase of $2.1 million, or 74%, compared to $2.7 million for the three months ended March 31, 2021. The increase was primarily attributable to increased expenses for the continued development of the ALLY System, as well as materials purchased for the manufacture of ALLY inventory, which amounted to approximately $2 million.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended March 31, 2022, consistent with the three months ended March 31, 2021.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net loss	$(6,674)	$(5,182)
Less: Interest income	(9)	(18)
Add: Depreciation expense	541	328
Add: Amortization expense	309	313
EBITDA	(5,833)	(4,559)
Add: Stock-based compensation expense	1,607	2,320
Adjusted EBITDA	$(4,226)	$(2,239)

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

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2022 and 2021, we had net losses of $6.7 million and $5.2 million, respectively, and as of March 31, 2022, we had an accumulated deficit of $84.3 million. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue to build our commercial and clinical infrastructure, pursue regulatory clearances of our proprietary, next generation integrated cataract treatment system, known as ALLY.

As discussed above, the ongoing COVID-19 pandemic has negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. We may raise additional capital from equity or debt financings or from other sources. As of March 31, 2022, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business through the anticipated clearance and launch of ALLY and into 2023, assuming the Company receives regulatory clearance for and launches the ALLY System to a limited number of customers in 2022. The Company then plans a full commercial launch of the ALLY System in 2023. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its operations beyond 2023.

As we near the commercial launch of ALLY, anticipated to be in the second half of 2022, we expect selling, general and administrative expenses to increase from current levels. Clearance of the ALLY System and its subsequent anticipated launch in 2022 is contingent on the regulatory review and discretion of the FDA and is not entirely within our control. In addition, the successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities and within requested timing to satisfy customer demand. Ongoing supply chain disruptions and unavailability of various parts needed to manufacture the ALLY System may have an adverse impact on the Company’s ability to meet customer demand for the ALLY System following initial launch, assuming regulatory clearance.

Our liquidity needs will be largely determined by the success of our operations regarding the successful commercialization of our existing products and the progression, anticipated clearance and launch of the ALLY System in the future.

We believe 2022 will be a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. We also intend to submit additional marketing applications outside the United States in an effort to commercialize ALLY in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether ALLY receives regulatory clearance in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of LENSAR Laser Systems and the timing of and applicable clearances for our ALLY System.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research, development, regulatory clearance and launch of ALLY, our next generation integrated cataract treatment system. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of COVID-19 and supply chain issues on our business; the timing, scope and magnitude of our commercial and development activities; and the timing of regulatory clearance of ALLY.

Our material contractual obligations and commercial commitments at March 31, 2022 primarily consist of $3.3 million in operating lease payments for our facility lease and $4.3 million in minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 12 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for ALLY, if approved by regulatory authorities. LENSAR expects to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, we could be required to pay contingent milestone and royalty payments in connection with the exclusive license of certain intellectual property. The Company could be required to make milestone payments in the amount of $2.4 million, which are contingent upon the regulatory approval and commercialization of ALLY. In addition, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue generated from ALLY.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(2,607)	$(4,619)
Net cash used in investing activities	(46)	(114)
Net cash used in financing activities	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,653)	$(4,733)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $2.6 million, consisting primarily of a net loss of $6.7 million and an increase in net operating assets of $1.3 million and non-cash charges of $2.7 million. The increase in net operating assets was primarily due to changes in accounts receivable and inventories offset by changes in accrued liabilities. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $46,000, which consisted primarily of capital expenditures for property and equipment.

Net cash used in investing activities for the three months ended March 31, 2021 was $114,000, which consisted primarily of capital expenditures for property and equipment.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2021, we granted stock options to directors, employees, and non-employees. During the three months ended March 31, 2022, we granted stock options and restricted stock units to employees and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors and employees.

At March 31, 2022, there was approximately $6.3 million, $0.3 million, and $3.5 million of total unrecognized compensation expense related to restricted stock awards, restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 1.4 years, 3.8 years and 3.2 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
2022	4,498
2023	3,988
2024	984
2025	625
2026	13
Thereafter	—
Total unrecognized stock-based compensation expense	$10,108

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at March 31, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Off Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined under Regulation S-K, Item 303(a)(4)(ii).

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

There have been no significant and material changes in our critical accounting estimates during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $29.0 million as of March 31, 2022. Our cash and cash equivalents are held in deposit demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2022.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the LENSAR Laser System’s ability to operate for lack of payment and, in the case of notes receivable, repossess the LENSAR Laser System if scheduled payments lapse. As of March 31, 2022, four customers accounted for 17%, 14%, 10%, and 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A.   Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes as well as our other public filings with the SEC, before deciding to invest in our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects, as well as the price of our common stock could be materially and adversely affected.

Risks Related to Our Business

We expect to incur operating losses for the foreseeable future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2020 and 2021, we had net losses of $19.8 million and $19.6 million, respectively, and for the three months ended March 31, 2021 and 2022, we had net losses of $5.2 million and $6.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $84.3 million. We expect to continue to incur losses for the foreseeable future as we continue to build our commercial and clinical infrastructure, pursue FDA and other regulatory body clearance of and commercially launch our proprietary, next generation integrated cataract treatment system, known as our ALLY System, and invest in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and sale of consumables used in each procedure involving our LENSAR Laser System. The commercial success of our ALLY System will depend upon receipt of regulatory clearances and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and consumables used in each procedure involving our LENSAR Laser System, and expect that this will account for all of our revenue in the foreseeable future until we receive regulatory clearance of, and are able to fully commercialize, our ALLY System. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our LENSAR Laser System and market the associated consumables. We believe 2022 will be a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. We also intend to submit additional marketing applications outside the United States in an effort to commercialize ALLY in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether ALLY receives regulatory clearance in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of LENSAR Laser Systems and the timing of and applicable clearances for our ALLY System.

Our ability to maintain our market share, execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption and continued acceptance of our LENSAR Laser System and ALLY System by surgeons, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers, or ASCs. Our system is currently, and upon regulatory clearance of our ALLY System, will be used in advanced cataract procedures for which surgeon reimbursement continues to decline and patients pay a significant portion of the cost of the procedure. We cannot predict the extent to which patients will continue to seek out these types of procedures. Further, we cannot predict if cataract surgeons will continue to use our LENSAR Laser System or how quickly cataract surgeons will accept any planned or future products we introduce, like ALLY, and, if accepted, how frequently any such products will be used. Our current products may not maintain, and our ALLY System or other planned or future products we may develop or market may never gain, broad market acceptance among cataract surgeons and the medical community for the procedures in which they are designed to be used. Our ability to maintain and increase market acceptance of our products depends on a number of factors, including:

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

Our growth depends on our ability to gain regulatory clearances and meet production goals for our ALLY System.

Our ALLY System has taken considerable time and resources to develop, and we may not be able to obtain FDA clearance (or regulatory bodies’ certification or approval) to market and ultimately commercialize our ALLY System on a timely basis, or at all. Moreover, we are developing our ALLY System as a dual-function device that can perform both phacoemulsification and laser-assisted surgery. The FDA has accepted our 510(k) submission of the ALLY System for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY System later in 2022. If cleared, we will begin commercialization of ALLY in a controlled launch and ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022. We may not be able to obtain FDA clearance on either or both the femtosecond laser or the phacoemulsification features of our combined and integrated ALLY System. Accordingly, if we are unable to get one or both features of ALLY cleared by the FDA and other regulatory bodies, it could impact our future revenue and cash flows. We are relying on a third party to manufacture the phacoemulsification component of our ALLY System, and do not currently possess the internal resources or know-how to do so. Any adverse developments with our 510(k) submission or that of our third-party supplier, including that third-party’s failure to obtain 510(k) clearance for their phacoemulsification device, for which the phacoemulsification component of our ALLY System is using as a predicate, could in turn negatively impact our development of the ALLY System, our ability to obtain 510(k) clearance for the phacoemulsification features of our ALLY System or, even if clearance is obtained, the timing of any commercialization of both the femtosecond laser and phacoemulsification features within our ALLY System.

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

COVID-19 and actions taken to control the spread of COVID-19 have impeded global supply chains and have had an adverse impact on our business, and we expect this situation to continue, and potentially worsen.

The outbreak of a novel coronavirus, or COVID-19, has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 and actions taken to control the spread of COVID-19 have significantly impacted our business, and we expect they may continue to do so. For example, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities, including the suspension or restriction of elective surgeries and various business operations resulted in a significant decrease in the number of and demand for non-essential or elective medical procedures, including cataract surgeries, during 2020 and early 2021. We cannot provide assurance procedure volume levels will grow if additional business suspensions or restrictions are mandated. The respective commercial teams of certain of the third parties that act as our distributors in international markets have chosen or have been forced to take similar action, and those or other distributors may choose or be forced to take similar action in the future. In addition, “shelter-in-place” orders, quarantines, or similar orders or restrictions may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. The suspension of non-essential medical services during 2020 significantly impacted our revenues and cash flows and significantly impacted our ability to operate our commercial operations. Furthermore, these developments, including their long-term impact on our suppliers, have and may continue to adversely affect the availability of parts and components needed for our LENSAR Laser System and ALLY System or, if such conditions persist, the commercial success of ALLY. Furthermore, we may continue to face increased costs associated with supply chain disruptions and price increases resulting from the COVID-19 pandemic. For example, we expect our contractual obligations to increase due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for ALLY, if approved by regulatory authorities. If these costs are passed along to customers through an increase to the overall cost of the ALLY System, customer demand may be adversely impacted. In addition, the COVID-19 pandemic has resulted in, and may continue to result in, historically high unemployment rates, which typically result in lower rates of private health insurance. Even if procedures in which our systems are used are covered or reimbursable by third-party payors, patients may not have adequate insurance coverage or other discretionary income to pay for a procedure in which one of our systems is used, which would in turn adversely impact our future revenue and results of operations. Furthermore, some industry meetings and conferences have moved to a virtual format, which severely limits our ability to meet and interact with surgeons and staff, display our technology, conduct user group meetings, and network as a means to market and sell our product.

The continued spread of COVID-19 has also led to extreme disruption and volatility in the global capital markets, which may increase the cost of, and adversely impact access to, capital and increases economic uncertainty. While we expect COVID-19 to continue to impact our business, operations and revenue growth, given the rapid and evolving nature of the virus and the uncertainty about its impact on society and the global economy, we cannot predict with certainty the extent to which it will affect our operations, particularly if these impacts persist or worsen over an extended period of time. Furthermore, any similar pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or in which we sell or lease our products may adversely affect our business.

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

Payment for a standard cataract procedure is typically covered by Medicare, private insurance or other third-party payors. However, a cataract patient seeking a greater and more versatile visual outcome may desire an advanced cataract procedure involving a laser system such as ours. The patient is typically responsible for the additional costs associated with the use of these premium technologies in the physician’s practice, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers. Due to this additional cost, patients may not elect to have such a procedure and our business may not grow as anticipated. Our future success depends in part upon patients achieving better visual outcomes from procedures using our LENSAR Laser System, and ALLY System upon regulatory clearance, or procedures involving similar laser systems that meets their expectations. If patients are not adequately satisfied with the results of such procedures, they or their surgeons may be less willing to recommend these procedures to other patients.

Additionally, weak or uncertain economic conditions, such as those that have resulted from the COVID-19 pandemic, may cause individuals to be less willing to pay for advanced cataract procedures. Although we anticipate use of our ALLY System in certain aspects of the standard cataract procedure will be covered by or reimbursable through government or other third-party payors, our current LENSAR Laser System procedures are not covered by or reimbursable through government or other third-party payors. A decline in economic conditions in the United States or in international markets could result in a decline in demand for the procedures in which our systems are used and could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System as well as purchases of our consumables and licensed applications outside of the United States. As of March 31, 2022, four customers accounted for 17%, 14%, 10%, and 10% of our accounts receivable, net. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, regulatory clearances and launch of ALLY. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of regulatory clearance of our ALLY System. We also expect the impact of the ongoing COVID-19 pandemic will negatively affect our capital requirements and the availability of funds to finance those requirements.

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
•

the expenses we incur in procuring, manufacturing and selling our LENSAR Laser Systems and ALLY Systems, including increased costs, uncertainties, and delays associated with supply chain disruptions caused by the COVID-19 pandemic;

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

If the supply or manufacture of our LENSAR Laser System, ALLY System or other products associated with these systems is materially disrupted, including supply chain shortages and price increases resulting from the COVID-19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

We manufacture both our LENSAR Laser System and our ALLY System, and provide the electronic license applications, at our corporate headquarters in Orlando, Florida. This is also the location where we currently conduct substantially all of our research and development activities, customer and technical support, and management and administrative functions. If our facility suffers a crippling event, or a force majeure event such as an earthquake, hurricane, fire, flood or temporary shutdown due to a pandemic, epidemic or infectious disease, this could materially impact our ability to operate.

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our LENSAR Laser System, ALLY System and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We are also relying on a third party to manufacture the phacoemulsification component of ALLY. If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delays in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability and pricing of various component parts needed for our ALLY System. In particular, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing more significant disruptions in the supply of, and fluctuations in pricing for, various component parts needed for our ALLY System, including the integrated circuits used in the ALLY System. Our efforts to maintain an adequate supply of inventory may not be sufficient and we may be unable to source the necessary component parts on commercially acceptable terms to reflect in the price of our system. The long-term loss of these suppliers, or their long-term inability to provide us with an adequate supply of components or products, could potentially cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. If it becomes necessary to identify and qualify a suitable second source to replace one of our key suppliers, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could also result in delay. Any disruption of this nature or increased expense could harm our commercialization efforts and could have a material adverse effect on our business, financial condition and results of operations. If these supply chain shortages and disruptions continue or worsen, there is no guarantee that the Company will be able to meet customer demand for the ALLY System following our initial launch, assuming regulatory clearance. In addition, pricing increases in component parts for the LENSAR Laser System and ALLY System may necessitate an increase in the overall cost to customers, which in turn may have an adverse impact on customer demand.

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our LENSAR Laser System is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. As we anticipate the projected commercial launch of ALLY, we are modifying our manufacturing operations from producing the LENSAR Laser Systems to the ALLY System. We could underestimate the worldwide demand for the LENSAR Laser System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

Failure to secure adequate coverage or reimbursement by government or other third-party payors for certain procedures using our ALLY Adaptive Cataract Treatment System or our other future products, or changes in current coverage or reimbursement, could materially impact our revenue and future growth.

Adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs, for certain procedures (e.g., phacoemulsification) using our ALLY System or other products we may develop in the future, if approved, is central to the acceptance and adoption of these products. Hospitals, healthcare facilities, physicians and other healthcare providers that may purchase and use our ALLY System generally rely on third-party payors to pay for a part of the costs and fees associated with certain procedures using our ALLY System. If third-party payors reduce their levels of payment, if our costs of production increase faster than increases in reimbursement levels or if third-party payors deny reimbursement for procedures using our ALLY System, our ALLY System may not be adopted or accepted by hospitals, healthcare facilities, physicians or other healthcare providers and the prices paid for a procedure using our ALLY System may decline, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. For example, we have historically experienced seasonal variations in the selling or leasing of our products and procedures involving our products, with our fourth quarter typically being the strongest and the first or third quarter being the slowest. We believe these seasonal changes are consistent across our industry. Other factors that may cause fluctuations in our quarterly and annual results include:

•	fluctuations in the demand for the more advanced, patient-pay procedures in which our systems are used;
•	adoption of our LENSAR Laser Systems and our ALLY Systems, if cleared by the FDA;
•	our ability to establish and maintain an effective and dedicated sales organization in the United States and network of independent distributors outside the United States;
•	pricing pressure applicable to our products competitor pricing;
•	results of clinical research and trials on our products or competitive products;
•	the mix of sales and leases of our systems;
•	timing of delivery of systems, new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	decisions by surgeons, hospitals and ASCs to defer acquisitions of systems in anticipation of the introduction of new products or product enhancements by us or our competitors;
•	sampling by and additional training requirements for cataract surgeons upon the commercialization of a new product by us or one of our competitors;
•	regulatory approvals, clearances or certifications and legislative changes affecting the products we may offer or those of our competitors;

•	interruption in the manufacturing or distribution of our LENSAR Laser System and ALLY System;
•	delays in, or failure of, component and raw material deliveries by our suppliers;
•	the ability of our suppliers to timely provide us with an adequate supply of components;
•	the effect of competing technological, industry and market developments; and
•	changes in our ability to obtain regulatory clearance or approval for our product candidates.

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

We rely significantly on the use of information technology. Cybersecurity risks – any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of customer and employee information – could harm our reputation and/or could disrupt our operations and negatively impact our business.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes.

Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. We have technology security initiatives in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or that data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected until after they occur. Any breach of our network may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of personal information, key personnel being unable to perform duties or communicate throughout the organization, significant costs for data restoration and other adverse impacts on our business. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, if our network were compromised, it could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures.

We do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources.

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

Our historical financial information may not be a reliable indicator of our future results.

Our historical financial information may not necessarily reflect what our financial position, results of operations or cash flows we will achieve in the future. Accordingly, the historical financial information presented in this Quarterly Report should not be assumed to be a reliable indicator of what our financial condition or results of operations actually could be in the future. In October 2020, we completed a spin-off of LENSAR, Inc. from PDL BioPharma, Inc. (“PDL”), and we became an independent public company on October 1, 2020 (the “Spin-Off”).  As a result, historical financial information for periods prior to the Spin-Off may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during such period or those that we will achieve in the future. The costs and expenses reflected in our historical financial data prior to the Spin-Off include an allocation for certain corporate functions historically provided by PDL, including shared services and infrastructure provided by PDL to us, such as costs of information technology, accounting, tax and legal services, and other corporate and infrastructure services that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. Our historical financial information prior to the Spin-Off does not reflect changes that have occurred or may occur in the future in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements. Accordingly, the historical financial information for periods that predate our spin-off from PDL should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly traded company during such periods or to be a reliable indicator of what our financial condition or results of operations actually could be in the future.

We are subject to continuing contingent liabilities of PDL BioPharma, Inc. following the Spin-Off.

There are several significant areas where the liabilities of PDL may become our obligations. For example, under the Internal Revenue Code and the related rules and regulations, each corporation that was a member of the PDL consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spin-Off is jointly and severally liable for the U.S. federal income tax liability of the entire PDL consolidated tax reporting group for that taxable period. In addition, the Tax Matters Agreement with PDL allocates the responsibility for taxes between PDL and us. Pursuant to this allocation, we may be responsible for taxes that we would not have otherwise incurred, or that we would have incurred but in different amounts or at different times, on a standalone basis outside of the PDL consolidated group, and the amount of such taxes could be significant. However, if PDL is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

Potential indemnification obligations to PDL pursuant to the Separation and Distribution Agreement could materially and adversely affect us.

In connection with the Spin-Off, the Company and PDL entered into a Separation and Distribution Agreement, dated September 30, 2020 (the “Separation and Distribution Agreement”), which sets forth the agreements between PDL and the Company regarding the principal transactions necessary to separate the Company from PDL and other agreements that govern certain aspects of the relationship with PDL after the completion of the Spin-Off. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all of the liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off. If we are required to indemnify PDL under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

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

The FDA has accepted our 510(k) submission of the ALLY System for substantive review. This submission is the first stage of a planned, two step commercial release strategy. If this submission is cleared by the FDA, ALLY will launch as a next generation femtosecond laser. Subject to FDA clearance, we expect to begin commercialization of ALLY in the second half of 2022. We anticipate the launch will be followed by an additional 510(k) application seeking clearance for the phacoemulsification features within the integrated and combined ALLY System later in 2022. We have entered into a development agreement with Oertli pursuant to which we are collaborating on the phacoemulsification component in our ALLY System. If cleared, we expect to begin commercialization of ALLY in a controlled launch, and that ALLY will have the phacoemulsification features integrated as part of the system; however, these features will not be activated for use until we receive FDA clearance on these aspects of the combined system from our planned second 510(k) submission to occur late in 2022. Our ability to receive 510(k) clearance on a timely basis, if at all, for the phacoemulsification features of our ALLY System is subject to our partner, Oertli, successfully receiving 510(k) clearance for their phacoemulsification device. If Oertli is unsuccessful in obtaining clearance on its projected timelines, or at all, we could be delayed in our submission for 510(k) clearance for the phacoemulsification features of our ALLY System, and/or we may be required to find an alternative component from a different third party to replace the component Oertli is developing. We may be unable to identify a replacement supplier, and even if we are, the use of a third party component could require additional data or other activities that could increase our costs or delay our projected timing. If any of these events were to occur, we could be materially delayed in our efforts to seek 510(k) clearance of all features of our ALLY System. Even if Oertli obtains clearance for the phacoemulsification device, the FDA has significant discretion in the 510(k) clearance process, and we cannot guarantee that we will obtain clearance of our ALLY System as proposed.

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

In order to sell our products in member countries of the EU our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the European Conformity mark, or CE Mark, to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited or licensed by a member state of the EU to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

The misuse or off-label use of our LENSAR Laser System, may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. The FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the recommended testing methods where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

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

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory bodies may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices to be reviewed and cleared, certified or approved by necessary government agencies (or other regulatory bodies), which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In July 2021, the FDA resumed standard inspectional operations of domestic facilities.  Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•

the Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, including state anti-kickback and false claims laws, which apply to items and services reimbursed by any third-party payor, including private insurers and self-pay patients; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities.

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

We own numerous issued patents and pending patent applications. As of March 31, 2022, we owned approximately 42 U.S. patents, 35 pending U.S. patent applications, 75 issued foreign patents, and 65 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

Patent reform legislation may pass in the future that could lead to uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, U.S. and foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. In several recent patent cases, the U.S. Supreme Court has narrowed the scope of patent protection available or weakened the rights of patent owners in certain situations. We cannot predict future changes in the interpretation of patent laws and regulations or changes to patent laws and regulations that might be enacted into law by U.S. and foreign legislative bodies and patent offices. Those changes may materially affect our ability to obtain additional patent protection in the future, the value of our patents, and our ability to enforce our patents.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2022 is set forth below:

(Dollars and shares in thousands)	Total Number of Shares Purchased (1)	Approximate Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2022	8,142	$5.84	—	$—
February 1 through February 28, 2022	—	—	—	—
March 1 through March 31, 2022	—	—	—	—
Total	8,142	$5.84	—	$—

(1)

Represents shares of our common stock surrendered or deemed surrendered and sold by the Company on behalf of employees who are not subject to Section 16 of the Exchange Act in order to satisfy their statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards granted under our 2020 Incentive Award Plan. The number of shares withheld were based on the fair market value of our common stock on the sale dates. The shares surrendered or deemed surrendered are not part of a repurchase program, but are authorized under our 2020 Incentive Award Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

10.1	Non-Employee Director Compensation Program (As Amended and Restated Effective January 11, 2022)	Form 10-K	001-39473	10.15	03/03/2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+	Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: May 9, 2022	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2022		/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)