Form 10-Q
period 2022-06-30
LENSAR, Inc.
filed 2022-08-08
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of July 31, 2022, there were 11,020,965 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from the ongoing and global COVID-19 pandemic; the timing of and our ability to obtain and maintain regulatory approvals; our expectations about our ability to successfully develop and commercialize our next generation system, the ALLY™ Adaptive Cataract Treatment System (“ALLY System”), and the timing thereof; the sufficiency of our cash and cash equivalents; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•

our ability to maintain, grow market acceptance of and enhance our LENSAR Laser System, and to develop, receive regulatory clearance or certification of and successfully commercialize our next generation system, the ALLY System;

•	the impact to our business, financial condition, results of operations and our suppliers and distributors as a result of the COVID-19 pandemic;
•	the willingness of patients to pay the price difference for our products compared to a standard cataract procedure covered by Medicare or other insurance;
•	our ability to grow our U.S. sales and marketing organization or maintain or grow an effective network of international distributors;
•	our future capital needs and our ability to raise additional funds on acceptable terms, or at all;
•	the impact to our business, financial condition and results of operations as a result of a material disruption to the supply or manufacture of our systems or necessary component parts for such system;
•	our ability to compete against competitors that have longer operating histories, more established products and greater resources than we do;
•	our ability to address the numerous risks associated with marketing, selling and leasing our products in markets outside the United States;
•	the impact to our business, financial condition and results of operations as a result of exposure to the credit risk of our customers;
•	our ability to accurately forecast customer demand and our inventory levels;
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

•

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and sale of consumables used in each procedure involving our LENSAR Laser System. The commercial success of our ALLY System will depend upon receipt of regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

•	Our growth depends on our ability to gain regulatory clearances or certifications and meet production goals for our ALLY System.

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
•

If the supply or manufacture of our systems or other products associated with the systems is materially disrupted, including supply chain shortages and price increases resulting from the COVID-19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

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

•

We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products, including our ALLY System, or modifications to our current products, and failure to timely obtain necessary clearances, certifications or approvals for our ALLY System and future products or modifications to our current products would adversely affect our ability to grow our business.

•

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

v

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product	$5,733	$6,056	$12,702	$11,214
Lease	1,415	1,140	2,814	2,251
Service	890	726	1,862	1,500
Total revenue	8,038	7,922	17,378	14,965
Cost of revenue (exclusive of amortization)
Product	1,765	2,366	4,459	4,456
Lease	484	268	958	519
Service	897	830	2,377	1,638
Total cost of revenue	3,146	3,464	7,794	6,613
Operating expenses
Selling, general and administrative expenses	7,569	5,518	13,847	11,553
Research and development expenses	3,834	3,006	8,622	5,752
Amortization of intangible assets	287	309	596	622
Operating loss	(6,798)	(4,375)	(13,481)	(9,575)
Other income
Other income, net	39	13	48	31
Net loss	$(6,759)	$(4,362)	$(13,433)	$(9,544)
Net loss per share:
Basic and diluted	$(0.67)	$(0.47)	$(1.34)	$(1.03)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	10,073	9,296	10,020	9,242

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,196	$31,637
Accounts receivable, net of allowance of $25 and $47, respectively	2,760	4,638
Notes receivable, net of allowance of $181 and $61, respectively	164	350
Inventories	5,856	6,488
Prepaid and other current assets	1,230	1,700
Total current assets	35,206	44,813
Property and equipment, net	680	756
Equipment under lease, net	7,161	6,690
Notes and other receivables, long-term, net of allowance of $1 and $2, respectively	29	121
Intangible assets, net	12,674	10,870
Other assets	2,950	3,215
Total assets	$58,700	$66,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,191	$2,694
Accrued liabilities	4,372	4,604
Contingent consideration	1,200	—
Deferred revenue	937	904
Operating lease liabilities	521	512
Total current liabilities	11,221	8,714
Long-term operating lease liabilities	2,540	2,803
Other long-term liabilities	37	69
Total liabilities	13,798	11,586
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at June 30, 2022 and December 31, 2021; 11,021 and 10,990 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	110	110
Additional paid-in capital	135,819	132,363
Accumulated deficit	(91,027)	(77,594)
Total stockholders’ equity	44,902	54,879
Total liabilities and stockholders’ equity	$58,700	$66,465

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(13,433)	$(9,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,110	670
Amortization of intangible assets	596	622
Non-cash operating lease cost	260	258
Provision for expected credit losses	125	5
Write-down of inventory	—	4
Loss on disposal of property and equipment	—	120
Stock-based compensation expense	3,244	3,750
Changes in operating assets and liabilities:
Accounts receivable	1,871	(691)
Prepaid and other current assets	470	423
Inventories	(818)	(840)
Accounts payable	1,497	326
Accrued liabilities	(232)	(1,236)
Other	(87)	52
Net cash used in operating activities	(5,397)	(6,081)
Cash flows from investing activities
Purchase of property and equipment	(56)	(134)
Net cash used in investing activities	(56)	(134)
Cash flows from financing activities
Payment of contingent consideration	(1,200)	—
Proceeds from issuance of common stock under employee stock purchase plan	212	170
Net cash (used in) provided by financing activities	(988)	170
Net decrease in cash and cash equivalents	(6,441)	(6,045)
Cash and cash equivalents at beginning of the period	31,637	40,599
Cash and cash equivalents at end of the period	$25,196	$34,554

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$10	$19

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$1,416	$1,860
Transfer from Inventories to Property and equipment, net	$34	$—
Accounts payable for purchases of Property and equipment	$—	$51

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	10,990	$110	$132,363	$(77,594)	$54,879
Stock-based compensation	—	—	1,607	—	1,607
Restricted stock awards cancelled	(5)	—	—	—	—
Net loss	—	—	—	(6,674)	(6,674)
Balance as of March 31, 2022	10,985	$110	$133,970	$(84,268)	$49,812
Issuance of common stock under the 2020 ESPP	37	—	212	—	212
Restricted stock awards cancelled	(1)	—	—	—	—
Stock-based compensation	—	—	1,637	—	1,637
Net loss	—	—	—	(6,759)	(6,759)
Balance as of June 30, 2022	11,021	$110	$135,819	$(91,027)	$44,902

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	10,933	$109	$125,094	$(57,993)	$67,210
Stock-based compensation	—	—	2,301	—	2,301
Net loss	—	—	—	(5,182)	(5,182)
Balance as of March 31, 2021	10,933	109	127,395	(63,175)	64,329
Issuance of common stock under the 2020 ESPP	24	1	169	—	170
Stock-based compensation	—	—	1,491	—	1,491
Net loss	—	—	—	(4,362)	(4,362)
Balance as of June 30, 2021	10,957	$110	$129,055	$(67,537)	$61,628

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. LENSAR is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of LENSAR’s laser systems, which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. LENSAR has developed its next-generation ALLY™ Adaptive Cataract Treatment System (“ALLY System”), the first platform to integrate its proprietary imaging with a dual-pulsed femtosecond laser and phacoemulsification technology in a single, compact system. The ALLY System, now cleared by the U.S. Food and Drug Administration (“FDA”), enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery (“FLACS”) procedure in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. The Company expects to place between 8 and 12 systems in a controlled and targeted initial launch, with the first ALLY Systems being placed in the third quarter and continuing throughout the remainder of 2022. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. The Company’s ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. As the second stage of the commercial release strategy, the Company plans to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. LENSAR was recently informed by the third party that it has withdrawn its 510(k) submission for its standalone phacoemulsification device and plans to resubmit the application at a later date. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, LENSAR is unable to submit its second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, the Company will deliver the ALLY System to surgeons in the initial launch and the subsequent 2023 rollout with the phacoemulsification features remaining disabled and/or removed.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of June 30, 2022, had an accumulated deficit of $91,027. The Company expects to continue to incur losses and cash outflows from operating activities for the foreseeable future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages and price increases. The extent to which the COVID-19 outbreak, and current or future variants, will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. In geographies in which the Company or its customers, partners and service providers operate, health concerns as well as political or governmental developments in response to COVID-19 could result in further economic, social or labor instability or prolonged contractions in the industries in which the Company’s customers or partners operate, slow the sales process, result in customers not purchasing or renewing the Company’s products or failing to make payments, and could otherwise have a material adverse effect on the Company’s business and results of operations and financial condition. The Company has also experienced some supply chain disruptions, and increased costs of various component parts needed for the development of the ALLY System as a result of COVID-19, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to the availability and delivery timing of these parts. To date, the Company has maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to facilitate the initial launch of the ALLY System assuming regulatory clearance; however, the Company is continuing to monitor developments with respect to such disruptions and their potential impact on the Company’s business, results of operations and financial condition. If these supply chain shortages and disruptions continue or worsen, or the Company is unable to find suitable alternative component parts, there is no guarantee the Company will be able to meet customer demand for the ALLY System following its initial launch. In addition, pricing increases in component parts for the ALLY System may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand provide sufficient liquidity to meet the Company’s projected obligations for a period of at least twelve months from the date of issuance of these condensed financial statements. As the Company gets closer to the planned commercial launch of the ALLY System, anticipated to be in the third quarter of 2022, it expects annual revenue and selling, general and administrative expenses to increase from current levels. In addition, the successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities and within requested timelines to satisfy customer demand.

The Company expects cash and cash equivalents, together with cash generated from the sale and lease of products, to be sufficient to operate into 2024. The Company’s liquidity needs will be largely determined by the success of its operations regarding the successful

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

commercialization of its existing products and the progression, additional regulatory clearances and launch of the ALLY System in the future. Such success will depend on the availability of the necessary component parts for the ALLY System. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its operations beyond 2024. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

The COVID-19 pandemic continues to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain, including supply chain disruptions and price increases, as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's condensed financial statements as of and for the three and six months ended June 30, 2022 and 2021. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the condensed financial statements in future reporting periods.

As of the date of issuance of these unaudited condensed interim financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and six months ended June 30, 2022 and 2021 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$4,097	$3,942	$8,067	$7,380
South Korea	662	1,190	2,096	2,188
Europe	956	921	2,575	1,810
Asia (excluding South Korea)	771	633	1,551	1,175
Other	137	96	275	161
Total[1]	$6,623	$6,782	$14,564	$12,714

1 The table above does not include lease revenue of $1,415 and $1,140 for three months ended June 30, 2022 and 2021, respectively, and $2,814 and $2,251 for the six months ended June 30, 2022 and 2021, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of June 30, 2022	As of December 31, 2021
Accounts receivable, current	Accounts receivable, net	$2,760	$4,638
Notes receivable, current	Notes receivable, net	$164	$350
Notes receivable, long-term	Notes and other receivables, long-term, net	$29	$121
Contract liability, current	Deferred revenue	$937	$904
Contract liability, non-current	Other long-term liabilities	$37	$66

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2021	$47
Provision for credit losses	(6)
Write-offs	(16)
Accounts receivable, allowance for credit losses as of June 30, 2022	$25

Accounts receivable, allowance for credit losses as of December 31, 2020	$19
Provision for credit losses	8
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2021	$27

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 5.75%. The Company recorded interest income on notes receivable during the three months ended June 30, 2022 and 2021 of $3 and $9, respectively, and during the six months ended June 30, 2022 and 2021 of $8 and $19, respectively, in other income, net in the statement of operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2021	$63
Provision for credit losses	130
Write-offs	(11)
Notes receivable, allowance for credit losses as of June 30, 2022	$182

Notes receivable, allowance for credit losses as of December 31, 2020	$18
Provision for credit losses	(3)
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2021	$15

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

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2021	$970
Billings not yet recognized as revenue	637
Beginning contract liabilities recognized as revenue	(633)
Contract liabilities as of June 30, 2022	$974

Contract liabilities as of December 31, 2020	$1,051
Billings not yet recognized as revenue	713
Beginning contract liabilities recognized as revenue	(622)
Contract liabilities as of June 30, 2021	$1,142

Transaction Price Allocated to Future Performance Obligations

At June 30, 2022, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $4,830. The Company expects to satisfy its remaining performance obligations by December 31, 2026, with $2,433 to be satisfied by December 31, 2022, $1,907 to be satisfied by December 31, 2023, $309 to be satisfied by December 31, 2024 and $181 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of June 30, 2022	As of December 31, 2021
Finished Goods	$1,884	$4,319
Work-in-process	273	173
Raw Materials	3,699	1,996
Total	$5,856	$6,488

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 5. Leases

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System. The Company’s leases have remaining lease terms of less than one year to four years. Lease revenue for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease revenue	$1,415	$1,140	$2,814	$2,251

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(1,860)	$2,432	$4,292	$(1,685)	$2,607
Acquired technology [1,3,4]	13,900	(3,658)	10,242	11,500	(3,275)	8,225
Acquired trademarks [1]	570	(570)	—	570	(532)	38
	$18,762	$(6,088)	$12,674	$16,362	$(5,492)	$10,870
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
4

In 2019, LENSAR acquired certain intellectual property from a third-party. In connection with the agreement, milestone payments of $2,400 were contingent upon regulatory approval and commercialization of the ALLY System. Refer to Note 8, Commitments and Contingencies, for further discussion about the contingent consideration. The intangible assets are being amortized on a straight-line basis over a period of 15 years.

Amortization expense for three months ended June 30, 2022 and 2021 was $287 and $309, respectively, and for the six months ended June 30, 2022 and 2021 was $596 and $622, respectively.

Based on the intangible assets recorded at June 30, 2022, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2022	2,953
2023	1,097
2024	1,085
2025	1,074
2026	1,064
2027	1,055
Thereafter	4,346
Total remaining estimated amortization expense	$12,674

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021
Compensation	$2,320	$3,375
Professional services	1,173	526
Customer advances	395	159
Warranty	21	45
Other	463	499
Total	$4,372	$4,604

Note 8. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $7,815 by December 31, 2023. LENSAR expects to meet these requirements.

Royalty and Milestone Payments

In connection with the acquisition of certain intellectual property, the Company paid a $1,200 milestone payment, which was contingent upon regulatory clearance of the ALLY System. The Company could also be required to make an additional milestone payment in the amount of $1,200, which is contingent upon the commercialization of the ALLY System. The payment is considered probable and reasonably estimable, as such the contingent consideration is recorded as a current liability on the Company’s balance sheet. In addition, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue generated from the ALLY System.

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

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and six months ended June 30, 2022 and 2021.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 10. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of June 30, 2022 the Company has reserved 4,429 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2021	1,082
Authorized	549
Granted/Awarded	(660)
Cancelled	40
Balance at June 30, 2022	1,011

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	653	$7.57	9.3	$—
Options granted	574	$6.20
Options exercised	—	$—
Options cancelled	(34)	$6.87
Outstanding at June 30, 2022	1,193	$6.93	9.2	$215

Vested and expected to vest at June 30, 2022	1,193	$6.93	9.2	$215
Vested and exercisable at June 30, 2022	311	$7.54	8.8	$—

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2022 was $4.48 and $3.90, respectively. The total fair value of options vested during the three and six months ended June 30, 2022 was approximately $503 and $1,050, respectively. Total unrecognized compensation expense of $3,490 related to stock options will be recognized over a weighted average period of 2.9 years.

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.5 - 3.0%	1.1%	1.5 - 3.0%	0.6 - 1.1%
Expected term (years)	6	6	6	6
Expected volatility	70%	73%	70%	72 - 73%
Dividends	0.0%	0.0%	0.0%	0.0%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Company’s restricted stock plans, restricted stock awards typically vest over three years and compensation expense associated with these awards is recognized on a straight-line basis over the vesting period.

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	1,332	$10.29
Restricted stock awards granted	—	$—
Restricted stock awards vested	(478)	$10.33
Restricted stock awards cancelled	(6)	$10.81
Non-vested at June 30, 2022	848	$10.27

The total fair value of restricted stock awards vested during the three and six months ended June 30, 2022 was approximately $1,421 and $4,933, respectively. At June 30, 2022 there was approximately $5,129 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.1 years. The number of restricted stock awards that are expected to vest are as follows: 113 in the quarter ending September 30, 2022; 113 in the quarter ending December 31, 2022; 237 in the quarter ending March 31, 2023; 136 in the quarter ending June 30, 2023; 174 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at June 30, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

Restricted Stock Units

Restricted stock units granted to employees generally vest over four years in annual equal increments. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant.

Restricted stock unit activity under the 2020 Plan is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	—	$—
Restricted stock units granted	86	$6.33
Restricted stock units vested	—	$—
Restricted stock units cancelled	—	$—
Non-vested at June 30, 2022	86	$6.33

At June 30, 2022 there was approximately $482 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the IRC.

As of June 30, 2022, 94 shares of common stock have been issued to employees participating in the 2020 ESPP and 246 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue – product	$54	$47	$106	$122
Cost of revenue – service	32	27	62	68
Selling, general and administrative expenses	1,397	1,223	2,774	3,207
Research and development expenses	154	133	302	353
Total	$1,637	$1,430	$3,244	$3,750

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2022	$3,263
2023	4,218
2024	981
2025	625
2026	14
Thereafter	—
Total unrecognized stock-based compensation expense	$9,101

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at June 30, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 11. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(6,759)	$(4,362)	$(13,433)	$(9,544)
Weighted average number of shares of common stock	10,073	9,296	10,020	9,242
Basic and diluted net loss per share	$(0.67)	$(0.47)	$(1.34)	$(1.03)

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded 934 shares of underlying unvested restricted stock awards and units and 1,193 outstanding stock options for the three and six months ended June 30, 2022 and 1,573 shares of underlying unvested restricted stock awards and 629 outstanding stock options for the three and six months ended June 30, 2021 from its net loss per diluted share calculations because their effect was anti-dilutive.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

The anti-dilutive weighted average shares excluded from the diluted net loss per share diluted shares calculations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock awards and units	995	1,417	1,033	1,431
Outstanding stock options	1,140	537	1,096	328
Total	2,135	1,954	2,129	1,759

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a commercial-stage medical device company focused on designing, developing and marketing an advanced femtosecond laser system for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our systems incorporate a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in a laser system that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes.

Our current product portfolio consists of the LENSAR Laser System with Streamline IV and IntelliAxis and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and are launching our proprietary next generation ALLY™ Adaptive Cataract Treatment System, or ALLY System. The ALLY System, now cleared by the U.S. Food and Drug Administration, or FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. We expect to place between 8 and 12 systems in a controlled and targeted initial launch, with the first ALLY Systems being placed in the third quarter and continuing throughout the remainder of 2022. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. Our ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. As the second stage of the commercial release strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. LENSAR was recently informed by the third party that it has withdrawn its 510(k) submission for its standalone phacoemulsification device and plans to resubmit the application at a later date. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, LENSAR is unable to submit its second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we will deliver the ALLY System to surgeons in the initial launch and the subsequent 2023 rollout with the phacoemulsification features remaining disabled and/or removed. We believe the ALLY System’s enhanced efficiencies and potential for combined functions in the future will help drive broader penetration for us into the overall cataract surgery market and could create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery. We believe 2022 is a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. We also intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions. In the United States, we sell our products through a direct sales organization that, as of June 30, 2022, consisted of approximately 45 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the COVID-19 pandemic on the global supply chain of certain products, including increasing lead times required for the ordering of component parts to meet targeted production goals, unpredictability with respect to suppliers’ ability to fulfill orders in the requested quantities within the agreed timeframe and the ability to find alternative component parts.

Our revenue increased from $7.9 million for the three months ended June 30, 2021 to $8.0 million for the three months ended June 30, 2022, representing an increase of 1%, primarily due to increased procedure volume. Our net losses were $6.8 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively. The increase in net loss is primarily due to pre-production inventory for the ALLY System, which was recorded as research and development expenses through April 30, 2022, when future commercialization of our ALLY System was considered probable and the future economic benefit was expected to be realized. Our installed base of LENSAR Laser Systems is approximately 260 as of June 30, 2022.

Our revenue increased from $15.0 million for the six months ended June 30, 2021 to $17.4 million for the six months ended June 30, 2022, representing an increase of 16.1%, primarily due to increased procedure volume. Our net losses were $13.4 million and $9.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in net loss is primarily due to pre-production inventory for the ALLY System, which was recorded as research and development expenses through April 30, 2022, when future commercialization of our ALLY System was considered probable and the future economic benefit was expected to be realized.

Factors to Consider

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to medical device companies, including risks inherent in:

•	our laser system development and commercialization efforts;
•	clinical studies;
•	uncertainty of regulatory actions and marketing approvals or certifications;
•	reliance on a network of international distributors and a network of suppliers;
•	levels of coverage and reimbursement by government or other third-party payors for procedures using our products;
•	patients’ willingness and ability to pay for procedures with significant costs not covered by or reimbursable through government or other third-party payors;
•	enforcement of patent and proprietary rights;
•	the need for future capital;
•	the ongoing impact of the COVID-19 pandemic and all safety requirements and suggestions regarding patient treatment as required or suggested by health care authorities;
•	clearance or certification by regulatory agencies, including the FDA, or notified bodies for our ALLY System;
•	supply chain shortages and price increases resulting from the COVID-19 pandemic; and
•	competition associated with our products.

We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements.

Our revenues and operating expenses are also difficult to predict and depend on several factors, including the level of ongoing research and development requirements necessary to complete development and obtain further regulatory clearance or certification of our ALLY System, the number of laser systems we manufacture, sell, and lease on an annual basis, the availability of capital and direction from regulatory agencies or notified bodies, which are difficult to predict. We may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and payments.

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

Although procedure volume in 2021 and the first half of 2022 has returned to pre-pandemic levels, the COVID-19 pandemic continues to influence our operations, particularly as it relates to building inventory for our existing commercially-available products and the ALLY System. We have experienced some supply chain disruptions and unavailability of various component parts needed for our systems, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to our suppliers’ ability to fulfill orders in the requested quantities, within the agreed timeframe as well as an increase of costs associated with certain raw materials and component parts. To date, we have maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to meet the expected needs of our initial launch of the ALLY System; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators. The lingering impacts of COVID-19 into 2022 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing more significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our systems. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our systems. For the three and six months ended June 30, 2022, approximately 99% and 94% of our revenue, respectively, was attributable to recurring sources, compared to 90% for the three and six months ended June 30, 2021.

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

We are continuing to grow our sales efforts in the United States. We expect our selling, general and administrative expenses to continue to increase in association with our planned growth. Additionally, we anticipate additional increases in selling, general and administrative expenses as we launch the ALLY System.

Research and Development Expense

Our research and development expenses consist primarily of engineering, product development, clinical studies to develop and support our products, personnel costs, such as salaries and wages, including stock-based compensation and benefits, regulatory expenses, and other costs associated with products and technologies that are in development. Currently, our research and development expense primarily consists of costs associated with the continued development of our next generation system, the ALLY System, which is designed to combine our existing femtosecond laser technology with a phacoemulsification system into an integrated cataract treatment system. The Company recognized pre-launch inventory costs as research and development expenses through April 30, 2022, when future commercialization of our ALLY System was considered probable and the future economic benefit was expected to be realized.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
(Dollars in thousands)	2022	2021	Year (%)	2022	2021	Year (%)
Revenue
Product	$5,733	$6,056	(5)%	$12,702	$11,214	13%
Lease	1,415	1,140	24%	2,814	2,251	25%
Service	890	726	23%	1,862	1,500	24%
Total revenue	$8,038	$7,922	1%	$17,378	$14,965	16%
Cost of revenue (exclusive of amortization)
Product	$1,765	$2,366	(25)%	$4,459	$4,456	0%
Lease	484	268	81%	958	519	85%
Service	897	830	8%	2,377	1,638	45%
Total cost of revenue	$3,146	$3,464	(9)%	$7,794	$6,613	18%

Revenue

Three Months Ended June 30, 2022 compared with Three Months Ended June 30, 2021

Total revenue for the three months ended June 30, 2022 increased by $0.1 million, or 1%, compared to the three months ended June 30, 2021.

Product revenue for the three months ended June 30, 2022 decreased by $0.3 million, or 5%, compared to the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in system sales of $0.7 million as we completed placement of the last new LLSs in inventory as part of our operational transition to the ALLY’s commercial launch in the third quarter of 2022. This decrease was partially offset by increased procedure volume, which resulted in an increase of $0.4 million, during the three months ended June 30, 2022.

Service revenue for the three months ended June 30, 2022 increased by $0.2 million, or 23%, compared to the three months ended June 30, 2021.

The increase in product and service revenue combined was primarily attributable to increased net revenues in most of our operating regions, as procedure volume exceeded the second quarter of 2021. Our U.S. sales represented 62% and 58% of product and service revenue for the three months ended June 30, 2022 and 2021, respectively.

Lease revenue for the three months ended June 30, 2022 increased by $0.3 million, or 24%, compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 compared with Six Months Ended June 30, 2021

Total revenue for the six months ended June 30, 2022 increased by $2.4 million, or 16%, compared to the six months ended June 30, 2021.

Product revenue for the six months ended June 30, 2022 increased by $1.5 million, or 13%, compared to the six months ended June 30, 2021. The increase was primarily attributable to increased procedure volume, which resulted in an increase of $1.9 million, offset by a decrease in system sales of $0.4 million as we completed placement of the last new LLSs in inventory as part of our operational transition to the ALLY’s commercial launch in the third quarter of 2022.

Service revenue for the six months ended June 30, 2022 increased by $0.4 million, or 24%, compared to the six months ended June 30, 2021 primarily due to the increased number of systems installed.

The increase in product and service revenue combined was primarily attributable to increased net revenues in most of our operating regions as procedure volume exceeded the first half of 2021. Our U.S. sales represented 55% and 58% of product and service revenue for the six months ended June 30, 2022 and 2021, respectively.

Lease revenue for the six months ended June 30, 2022 increased by $0.6 million, or 25%, compared to the six months ended June 30, 2021.

Cost of Revenue

Three Months Ended June 30, 2022 compared with Three Months Ended June 30, 2021

Total cost of revenue for the three months ended June 30, 2022 decreased by $0.3 million, or 9%, compared to the three months ended June 30, 2021.

Cost of product revenue for the three months ended June 30, 2022 decreased by $0.6 million, or 25%, compared to the three months ended June 30, 2021. The lower cost of product revenue was attributable to the decreased number of sales of LENSAR Laser Systems in the 2022 period, which have a lower gross margin than procedure licenses. This decrease was partially offset by increased procedure volume between the periods. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY pre-launch inventory, which has been charged to research and development expenses through April 2022, as well as availability of systems which have a higher cost of sales.

Cost of service revenue for the three months ended June 30, 2022 increased by $0.1 million, or 8%, compared to the three months ended June 30, 2021 primarily due to higher service costs.

Cost of lease revenue for the three months ended June 30, 2022 increased by $0.2 million, or 81%, compared to the three months ended June 30, 2021. Cost of lease revenue increased primarily due to depreciation of newly leased systems.

Six Months Ended June 30, 2022 compared with Six Months Ended June 30, 2021

Total cost of revenue for the six months ended June 30, 2022 increased by $1.2 million, or 18%, compared to the six months ended June 30, 2021.

Cost of product revenue for the six months ended June 30, 2022 was consistent with the six months ended June 30, 2021, attributable to the decreased number of sales of LENSAR Laser Systems in the 2022 period, which have a lower gross margin than procedure licenses, offset by increased procedure volume between the periods. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY pre-launch inventory, which has been charged to research and development expenses through April 2022, as well as availability of systems which have a higher cost of sales.

Cost of service revenue for the six months ended June 30, 2022 increased by $0.7 million, or 45%, compared to the six months ended June 30, 2021 primarily due to higher service costs.

Cost of lease revenue for the six months ended June 30, 2022 increased by $0.4 million, or 85%, compared to the six months ended June 30, 2021. Cost of lease revenue increased primarily due to depreciation of newly leased systems.

Operating Expenses

Three Months Ended June 30, 2022 compared with Three Months Ended June 30, 2021

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2022 were $7.6 million, an increase of $2.1 million, or 37%, compared to $5.5 million for the three months ended June 30, 2021. The increase was due primarily to increases in sales and marketing expenses of $0.9 million, which was primarily the result of increased trade show and travel activity, and $0.7 million of increased professional fees. We expect selling, general and administrative expense to increase from current levels as we begin the planned commercial launch of the ALLY System, anticipated in the third quarter of 2022.

Research and Development. Research and development expenses for the three months ended June 30, 2022 were $3.8 million, an increase of $0.8 million, or 28%, compared to $3.0 million for the three months ended June 30, 2021. The increase was primarily attributable to increased expenses for the continued development of the ALLY System. Inventory costs for the manufacture of ALLY Systems totaled approximately $1.0 million and $1.1 million during the three months ended June 30, 2022 and 2021, respectively.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended June 30, 2022, consistent with the three months ended June 30, 2021.

Six Months Ended June 30, 2022 compared with Six Months Ended June 30, 2021

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2022 were $13.8 million,  an increase of $2.3 million, or 20%, compared to $11.6 million for the six months ended June 30, 2021. The increase was due to increases in sales and marketing expenses of $1.3 million, which was primarily the result of increased trade show and travel activity and $0.7 million of increased professional fees. We expect selling, general and administrative expense to increase from current levels as we begin the planned commercial launch of the ALLY System, anticipated in the third quarter of 2022.

Research and Development. Research and development expenses for the six months ended June 30, 2022 were $8.6 million, an increase of $2.9 million, or 50%, compared to $5.8 million for the six months ended June 30, 2021. The increase was primarily attributable to increased expenses for the continued development of the ALLY System, as well as inventory costs for the manufacture of ALLY Systems, which amounted to approximately $3.4 million and $1.6 million during the six months ended June 30, 2022 and 2021, respectively.

Amortization of Intangible Assets. Amortization of intangible assets was $0.6 million for the six months ended June 30, 2022, consistent with the six months ended June 30, 2021.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss	$(6,759)	$(4,362)	$(13,433)	$(9,544)
Less: Interest income	(39)	(13)	(48)	(31)
Add: Depreciation expense	569	342	1,110	670
Add: Amortization expense	287	309	596	622
EBITDA	(5,942)	(3,724)	(11,775)	(8,283)
Add: Stock-based compensation expense	1,637	1,430	3,244	3,750
Adjusted EBITDA	$(4,305)	$(2,294)	$(8,531)	$(4,533)

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

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2022 and 2021, we had net losses of $13.4 million and $9.5 million, respectively, and as of June 30, 2022, we had an accumulated deficit of $91.0 million. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

As discussed above, the ongoing COVID-19 pandemic has negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. We may raise additional capital from equity or debt financings or from other sources. As of June 30, 2022, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business into 2024. The Company expects to place between 8 and 12 systems in a controlled and targeted initial launch, with the first ALLY Systems being placed in the third quarter and continuing throughout the remainder of 2022. The Company then plans a full commercial launch of the ALLY System in 2023. The Company expects it will need to raise additional capital through equity or debt financings or from other sources to continue its operations beyond 2024.

As we begin the commercial launch of the ALLY System in the third quarter of 2022, we expect selling, general and administrative expenses to increase from current levels. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities and within requested timing to satisfy customer demand. Ongoing supply chain disruptions and unavailability of various parts needed to manufacture the ALLY System may have an adverse impact on the Company’s ability to meet customer demand for the ALLY System following initial launch.

Our liquidity needs will be largely determined by the success of our operations regarding the successful commercialization of our existing products and the launch of the ALLY System in the future.

We believe 2022 is a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. We also intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We expect we will need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources to continue our operations beyond 2024. We may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research, development, and launch of the ALLY System, our next generation integrated cataract treatment system. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of COVID-19 and supply chain issues on our business; and the timing, scope and magnitude of our commercial and development activities.

Our material contractual obligations and commercial commitments at June 30, 2022 primarily consist of $3.1 million in operating lease payments for our facility lease and $7.8 million in minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 24 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. LENSAR expects to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, we could be required to pay contingent milestone and royalty payments in connection with the acquisition of certain intellectual property. The Company could be required to make a milestone payment in the amount of $1.2 million, which is contingent upon the commercialization of the ALLY System, in addition to the milestone payment of $1.2 million in contingent consideration paid in June 2022 in connection with the FDA clearance of the ALLY System. The payment is considered probable and reasonably estimable, as such the contingent consideration is recorded as a current liability on the Company’s balance sheet. In addition, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue generated from the ALLY System.

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021 (the “Registration Statement”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. We also simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $35.0 million of our common stock from time to time in “at-the-market” (“ATM”) offerings under the

Registration Statement. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM offering, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(5,397)	$(6,081)
Net cash used in investing activities	(56)	(134)
Net cash (used in) provided by financing activities	(988)	170
Net decrease in cash and cash equivalents	$(6,441)	$(6,045)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $5.4 million, consisting primarily of a net loss of $13.4 million and an increase in net operating assets of $2.7 million and non-cash charges of $5.3 million. The increase in net operating assets was primarily due to changes in accounts receivable, inventories and accounts payable. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $56,000, which consisted primarily of capital expenditures for property and equipment.

Net cash used in investing activities for the six months ended June 30, 2021 was $0.1 million, which consisted primarily of capital expenditures for property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $1.0 million, primarily due to the payment of $1.2 million in contingent consideration due to regulatory approval of the ALLY System offset from proceeds from the sale of common stock under the employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2021 was $0.2 million, primarily due to proceeds from the sale of common stock under the employee stock purchase plan.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2021, we granted stock options to directors, employees, and non-employees. During the six months ended June 30, 2022, we granted stock options and restricted stock units to employees and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors and employees.

At June 30, 2022, there was approximately $5.1 million, $0.5 million, and $3.5 million of total unrecognized compensation expense related to restricted stock awards, restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 1.1 years, 2.7 years and 2.9 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
2022	$3,263
2023	4,218
2024	981
2025	625
2026	14
Thereafter	—
Total unrecognized stock-based compensation expense	$9,101

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at June 30, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Off Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined under Regulation S-K, Item 303(a)(4)(ii).

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

There have been no significant and material changes in our critical accounting estimates during the three months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $25.2 million as of June 30, 2022. Our cash and cash equivalents are held in deposit demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of June 30, 2022.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of June 30, 2022, two customers accounted for 17% and 11% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2020 and 2021, we had net losses of $19.8 million and $19.6 million, respectively, and for the six months ended June 30, 2021 and 2022, we had net losses of $9.5 million and $13.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of $91.0 million. We expect to continue to incur losses for the foreseeable future as we continue to build our commercial and clinical infrastructure, pursue further FDA and other regulatory body clearance or certification of and commercially launch our proprietary, next generation integrated cataract treatment system, known as our ALLY System, and invest in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and sale of consumables used in each procedure involving our LENSAR Laser System. The commercial success of our ALLY System will depend upon receipt of regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and consumables used in each procedure involving our LENSAR Laser System, and expect that this will account for all of our revenue in the foreseeable future until we are able to fully commercialize our ALLY System. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our LENSAR Laser System and market the associated consumables. We believe 2022 is a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. We also intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance or certifications in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances or certifications for our ALLY System.

Our ability to maintain our market share, execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption and continued acceptance of our LENSAR Laser System and ALLY System by surgeons, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers, or ASCs. Our system is currently, and upon commercial launch of our ALLY System, will be used in advanced cataract procedures for which surgeon reimbursement continues to decline and patients pay a significant portion of the cost of the procedure. We cannot predict the extent to which patients will continue to seek out these types of procedures. Further, we cannot predict if cataract surgeons will continue to use our LENSAR Laser System or how quickly cataract surgeons will accept any planned or future products we introduce, like the ALLY System, and, if accepted, how frequently any such products will be used. Our current products may not maintain, and our ALLY System or other planned or future products we may develop or market may never gain, broad market acceptance among cataract surgeons and the medical community for the procedures in which they are designed to be used. Our ability to maintain and increase market acceptance of our products depends on a number of factors, including:

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

Our ALLY System has taken considerable time and resources to develop, and we may not be able to obtain FDA clearance (or regulatory bodies’ certification or approval) to market and ultimately commercialize our ALLY System on a timely basis, or at all. Moreover, we are developing our ALLY System as a dual-function device that has the potential to perform both phacoemulsification and laser-assisted surgery. The ALLY System, now cleared by the FDA, enables cataract surgeons to complete the FLACS procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. We expect to place between 8 and 12 systems in a controlled and targeted initial launch, with the first ALLY Systems being placed in the third quarter and continuing throughout the remainder of 2022. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. Our ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. If we continue to experience supply chain constraints, we may be unable to deliver ALLY Systems as planned.

Further, we are relying on a third party to manufacture the phacoemulsification component of our ALLY System, and do not currently possess the internal resources or know-how to do so. We plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. We were recently informed by the third party that it has withdrawn its 510(k) submission for its standalone phacoemulsification device and plans to resubmit the application at a later date. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit our second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we will deliver the ALLY System to surgeons in the initial launch and the subsequent 2023 rollout with the phacoemulsification features remaining disabled and/or removed.

Further, if the third party is unable to obtain clearance of its phacoemulsification device, we may not be able to obtain FDA clearance on the phacoemulsification features of our ALLY System in a timely manner, if at all. Accordingly, if we are unable to get the phacoemulsification feature of the ALLY System cleared by the FDA and authorized or certified by other regulatory bodies, it could further impact our future revenue and cash flows. Any additional adverse developments with our 510(k) submission or that of our third-party supplier, including that third-party’s failure to obtain 510(k) clearance for their phacoemulsification device, for which the phacoemulsification component of our ALLY System is reliant as a predicate, could in turn further negatively impact our development of the ALLY System, our ability to obtain 510(k) clearance for the phacoemulsification features of our ALLY System or, even if clearance is obtained, the timing of any commercialization of both the femtosecond laser and phacoemulsification features within our ALLY System.

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

The outbreak of a novel coronavirus, or COVID-19, has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 and actions taken to control the spread of COVID-19 have significantly impacted our business, and we expect they may continue to do so. For example, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 by restricting non-essential activities, including the suspension or restriction of elective surgeries and various business operations resulted in a significant decrease in the number of and demand for non-essential or elective medical procedures, including cataract surgeries, during 2020 and early 2021. We cannot provide assurance procedure volume levels will grow if additional business suspensions or restrictions are mandated. The respective commercial teams of certain of the third parties that act as our distributors in international markets have chosen or have been forced to take similar action, and those or other distributors may choose or be forced to take similar action in the future. In addition, “shelter-in-place” orders, quarantines, or similar orders or restrictions may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local, federal and foreign regulators, notified bodies, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. The suspension of non-essential medical services during 2020 significantly impacted our revenues and cash flows and significantly impacted our ability to operate our commercial operations. Furthermore, these developments, including their long-term impact on our suppliers, have and may continue to adversely affect the availability of parts and components needed for our systems or, if such conditions persist, the commercial success of the ALLY System. Furthermore, we may continue to face increased costs associated with supply chain disruptions and price increases resulting from the COVID-19 pandemic. For example, we expect our contractual obligations to increase due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System. If these costs are passed along to customers through an increase to the overall cost of the ALLY System, customer demand may be adversely impacted. In addition, the COVID-19 pandemic has resulted in, and may continue to result in, historically high unemployment rates, which typically result in lower rates of private health insurance. Even if procedures in which our systems are used are covered or reimbursable by third-party payors, patients may not have adequate insurance coverage or other discretionary income to pay for a procedure in which one of our systems is used, which would in turn adversely impact our future revenue and results of operations. Furthermore, some industry meetings and conferences have moved to a virtual format, which severely limits our ability to meet and interact with surgeons and staff, display our technology, conduct user group meetings, and network as a means to market and sell our product.

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

COVID-19 disruptions adversely impacting our business and financial results, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks relating to changes in consumer demand; our ability to maintain and grow significant market acceptance; our ability to enhance our systems; our ability to grow our marketing team; patients’ and surgeons’ willingness and ability to pay for an advanced cataract procedure over a standard cataract procedure; our future capital needs; disruption in the long-term supply and manufacturing of our products by suppliers; increased credit risks associated with our customers; and regulatory restrictions and clearances.

Patients may not be willing to pay for the price difference between a standard cataract procedure and an advanced cataract procedure in which a laser system such as ours is used, an increment which is typically not covered by Medicare, private insurance or other third-party payors.

Payment for a standard cataract procedure is typically covered by Medicare, private insurance or other third-party payors. However, a cataract patient seeking a greater and more versatile visual outcome may desire an advanced cataract procedure involving a laser system such as ours. The patient is typically responsible for the additional costs associated with the use of these premium technologies in the physician’s practice, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers. Due to this additional cost, patients may not elect to have such a procedure and our business may not grow as anticipated. Our future success depends in part upon patients achieving better visual outcomes from procedures using our LENSAR Laser System, and ALLY System upon commercial launch, or procedures involving similar laser systems that meets their expectations. If patients are not adequately satisfied with the results of such procedures, they or their surgeons may be less willing to recommend these procedures to other patients.

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

In order to generate future sales growth within the United States, we will need to expand the size and geographic scope of our U.S. direct sales organization. Accordingly, our future success will depend largely on our ability to train, retain and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge of our systems. Because of the competition for their services, we may not be able to retain such representatives on favorable or commercially reasonable terms, if at all. If we are unable to grow our global sales and marketing organization within the United States, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System as well as purchases of our consumables and licensed applications outside of the United States. As of June 30, 2022, two customers accounted for 17% and 11% of our accounts receivable, net. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance in the applicable region, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, further regulatory clearances and launch of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We also expect the impact of the ongoing COVID-19 pandemic will negatively affect our capital requirements and the availability of funds to finance those requirements.

As of the date of this Quarterly Report, we expect our cash and cash equivalents, together with cash generated from the sale and lease of our products, to be sufficient to operate our business into 2024. However, if these amounts are insufficient to satisfy our liquidity requirements, we may seek additional funds from public and private stock offerings, borrowings under credit facilities or other sources that we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including, but not limited to:

•	the revenue generated by the sale, lease or use of our systems;
•	the costs associated with expanding our sales and marketing efforts;
•

the expenses we incur in procuring, manufacturing and selling our systems, including increased costs, uncertainties, and delays associated with supply chain disruptions caused by the COVID-19 pandemic;

•	the costs of commercializing the ALLY System, including increased costs associated with supply chain disruptions caused by the COVID-19 pandemic, or other new products or technologies;
•	the scope, rate of progress and cost of our clinical studies that we are currently conducting or may conduct in the future;
•	the cost and timing of obtaining and maintaining regulatory approval, certification or clearance of our products and planned or future products;
•	costs associated with any product recall that may occur;
•	the costs associated with complying with state, federal and foreign laws and regulations;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
•	the cost of enforcing or defending against non-competition claims;
•	the number and timing of acquisitions and other strategic transactions;
•	the costs associated with increased capital expenditures; and
•	anticipated and unanticipated general and administrative expenses, including expenses related to operating as a public company and insurance expenses.

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

If the supply or manufacture of our systems or other products associated with the systems is materially disrupted, including supply chain shortages and price increases resulting from the COVID-19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

We manufacture our systems, and provide the electronic license applications, at our corporate headquarters in Orlando, Florida. This is also the location where we currently conduct substantially all of our research and development activities, customer and technical support, and management and administrative functions. If our facility suffers a crippling event, or a force majeure event such as an earthquake, hurricane, fire, flood or temporary shutdown due to a pandemic, epidemic or infectious disease, this could materially impact our ability to operate.

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our systems and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We are also relying on a third party to manufacture the phacoemulsification component of the ALLY System. If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delays in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability and pricing of various component parts needed for our ALLY System. In particular, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing more significant disruptions in the supply of, and fluctuations in pricing for, various component parts needed for our ALLY System, including the integrated circuits used in the ALLY System. Our efforts to maintain an adequate supply of inventory may not be sufficient and we may be unable to source the necessary component parts on commercially acceptable terms to reflect in the price of our system. The long-term loss of these suppliers, or their long-term inability to provide us with an adequate supply of components or products, could potentially cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. If it becomes necessary to identify and qualify a suitable second source to replace one of our key suppliers, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could also result in delay. Any disruption of this nature or increased expense could harm our commercialization efforts and could have a material adverse effect on our business, financial condition and results of operations. If these supply chain shortages and disruptions continue or worsen, there is no guarantee that the Company will be able to meet customer demand for the ALLY System following our initial launch. In addition, pricing increases in component parts our systems may necessitate an increase in the overall cost to customers, which in turn may have an adverse impact on customer demand.

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our LENSAR Laser System is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. As we anticipate the projected commercial launch of the ALLY System, we are modifying our manufacturing operations from producing the LENSAR Laser Systems to the ALLY System. We could underestimate the worldwide demand for the LENSAR Laser System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

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

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. For example, we have historically experienced seasonal variations in the selling or leasing of our products and procedures involving our products, with our fourth quarter typically being the strongest and the first or third quarter being the slowest. We believe these seasonal changes are consistent across our industry. Other factors that may cause fluctuations in our quarterly and annual results include:

•	fluctuations in the demand for the more advanced, patient-pay procedures in which our systems are used;
•	adoption of our LENSAR Laser Systems, and following the anticipated commercial launch, our ALLY Systems;
•	our ability to establish and maintain an effective and dedicated sales organization in the United States and network of independent distributors outside the United States;
•	pricing pressure applicable to our products competitor pricing;
•	results of clinical research and trials on our products or competitive products;
•	the mix of sales and leases of our systems;

•	timing of delivery of systems, new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	decisions by surgeons, hospitals and ASCs to defer acquisitions of systems in anticipation of the introduction of new products or product enhancements by us or our competitors;
•	sampling by and additional training requirements for cataract surgeons upon the commercialization of a new product by us or one of our competitors;
•	regulatory approvals, clearances or certifications and legislative changes affecting the products we may offer or those of our competitors;
•	interruption in the manufacturing or distribution of our systems;
•	delays in, or failure of, component and raw material deliveries by our suppliers;
•	the ability of our suppliers to timely provide us with an adequate supply of components;
•	the effect of competing technological, industry and market developments; and
•	changes in our ability to obtain regulatory clearance or approval for our product candidates.

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

Our business processes personal data, including some data related to health. When conducting clinical studies, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and may use such access to obtain users’ personal data or prevent use of their accounts. Data breaches could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil or criminal liability, or both. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

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

Our products are regulated as medical devices. We and our products are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance, certification and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA, foreign regulatory authorities and notified bodies enforce these regulatory requirements through, among other means, periodic unannounced inspections and audits. We do not know whether we will be found compliant in connection with any future FDA (or foreign regulatory authorities) inspections or notified bodies’ audits. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, certifications or approvals; withdrawals or suspensions of current approvals or certifications, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

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

The ALLY System, now cleared by the FDA, enables cataract surgeons to complete the FLACS procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. We expect to place between 8 and 12 systems in a controlled and targeted initial launch, with the first ALLY Systems being placed in the third quarter and continuing throughout the remainder of 2022. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. Our ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. As the second stage of the commercial release strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. LENSAR was recently informed by the third party that it has withdrawn its 510(k) submission for its standalone phacoemulsification device and plans to resubmit the application at a later date. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, LENSAR is unable to submit its second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we will deliver the ALLY System to surgeons in the initial launch and the subsequent 2023 rollout with the phacoemulsification features remaining disabled and/or removed. If the third party is unsuccessful in obtaining clearance on its projected timelines, or at all, we could be delayed in our submission for 510(k) clearance for the phacoemulsification features of our ALLY System, and/or we may be required to find an alternative component from a different third party to replace the component the third party is developing. We may be unable to identify a replacement supplier, and even if we are, the use of a different third party component could require additional data or other activities that could increase our costs or delay our projected timing. If any of these events were to occur, we could be materially delayed in our efforts to seek 510(k) clearance of all features of our ALLY System. Even if the third party obtains clearance for the phacoemulsification device, the FDA has significant discretion in the 510(k) clearance process, and we cannot guarantee that we will obtain clearance of our ALLY System as proposed.

The FDA, foreign regulatory authorities or notified bodies can delay, limit or deny clearance, certification or approval of a device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority or notified body that our products are safe or effective for their intended uses;
•

the disagreement of the FDA or the applicable foreign regulatory authority or notified body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;

•	serious and unexpected adverse device effects experienced by participants in our clinical trials;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance, certification or approval, where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•	the manufacturing process or facilities we use may not meet applicable requirements; and
•

the potential for approval policies or regulations of the FDA or applicable foreign regulatory authority or notified body to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance, certification or approval.

Subject to the transitional provisions and in order to sell our products in EU member states of the European Union, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

In the EU, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would prevent us from selling our products in the EU and these three countries. Following the end of the “Brexit” transitional period, from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, became responsible for the UK medical device market. The new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. Manufacturers based outside the UK need to appoint a UK Responsible Person to register devices with the MHRA in line with the grace periods. By July 1, 2023, in the UK (England, Scotland, and Wales), all medical devices will require a UK Conformity Assessed (“UKCA”) mark, but CE marks issued by EU notified bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK. On June 26, 2022, the MHRA published its long-awaited response to its consultation on the UK’s post-Brexit regulatory regime for medical devices and in vitro diagnostic medical devices. The MHRA confirmed that the new regulatory landscape will mirror many of the provisions of the EU regulatory regime, as contained within the EU Medical Devices Regulation. However, the response also highlighted that in certain areas, medical devices regulation in Great Britain is likely to deviate from the EU framework. The UK government now needs to translate its proposals into legislation, via amendments to the UK Medical Devices Regulations (SI 2002 No 618, as amended). These modifications may have an effect on the way we intend to conduct our business in these countries.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

We are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory approval, certification or clearance to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities or notified bodies, which may include any of the following sanctions:

•	untitled letters or warning letters;
•	fines, injunctions, consent decrees and civil penalties;
•	recalls, termination of distribution, administrative detention, or seizure of our products;

•	customer notifications or repair, replacement or refunds;
•	operating restrictions or partial suspension or total shutdown of production;
•

delays in or refusal to grant our requests for future clearances, certifications or approvals (including foreign regulatory approvals) of new products, new intended uses, or modifications to existing products;

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

In addition, the FDA and foreign regulatory authorities may change their clearance or certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay clearance, certification or approval of our future products under development or impact our ability to modify our currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances, certifications or approvals, increase the costs of compliance or restrict our ability to maintain our clearances of our current products. For more information, see “—Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances, certifications or approvals for our products or to manufacture, market or distribute our products after clearance, certification or approval is obtained.”

Our products must be manufactured in accordance with federal, state and foreign regulations, and we or any of our suppliers could be forced to recall products or terminate production if we fail to comply with these regulations.

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

Our LENSAR Laser System is an ophthalmic surgical laser indicated for, among other things, the creation of anterior capsulotomies, use in patients undergoing surgery requiring laser-assisted fragmentation of the cataractous lens, and for creating cuts/incisions in the cornea. We train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our devices off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those approved by the

FDA or a foreign regulatory authority or certified by a notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA or any foreign regulatory authority determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

The FDA and foreign regulatory authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA (or foreign regulatory authorities) may require, or we may decide, that we will need to obtain new clearances, certifications or approvals for the device before we may market or distribute the corrected device. Seeking such clearances, certifications or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including warning letters from the FDA (or foreign regulatory authorities), product seizure, injunctions, administrative penalties or civil or criminal fines.

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

Regulatory clearance or approval by the FDA does not ensure registration, clearance or approval by regulatory authorities or notified bodies in other countries, and registration, clearance, certification or approval by one or more foreign regulatory authorities or notified bodies does not ensure registration, clearance, certification or approval by regulatory authorities or notified bodies in other foreign countries or by the FDA. However, a failure or delay in obtaining registration or regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.

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

The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators or notified bodies may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

•

we may be required to submit an Investigational Device Exemption (“IDE”) application to FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and FDA may reject our IDE application and notify us that we may not begin clinical trials, and similar risks may apply in foreign jurisdictions;

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

•

clinical trials may produce negative or inconclusive results, and we may decide, or regulators or notified bodies may require us, to conduct additional clinical trials or abandon product development programs;

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

•	approval policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for certification or approval; and
•	our current or future products may have undesirable side effects or other unexpected characteristics.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval or certification of our product candidates.

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

Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require clearance, certification or approval by regulatory authorities or notified bodies in those countries. Clearance, certification or approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances, certifications or approvals for our products or to manufacture, market or distribute our products after clearance, certification or approval is obtained.

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

In addition, the regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices

Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. The EU Medical Devices Regulation became effective on May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

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

Disruptions at the FDA and other government agencies and notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, foreign regulatory agencies and notified bodies to review and clear, certify or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s, foreign regulatory agencies’ and notified bodies’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s, foreign regulatory agencies’ and notified bodies’ ability to perform routine functions. Average review times at the FDA, foreign regulatory agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, foreign regulatory agencies and notified bodies may also slow the time necessary for new medical devices or modifications to cleared, certified or approved medical devices to be reviewed and cleared, certified or approved by necessary government agencies (or other notified bodies), which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, or other regulatory authorities or notified bodies, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Several notified bodies have been designated under the EU Medical Devices Regulation. However, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times may have lengthened. This situation may impact the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (“HTA”), amending Directive 2011/24/EU, was adopted. This regulation, which became effective in January 2022, intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

We may be subject to certain federal, state and foreign laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.

Although none of the procedures using our products are currently covered by any state, federal or foreign government healthcare programs or other third-party payors, applicable agencies and regulators may interpret that our commercial, research and other financial relationships with healthcare providers and institutions are nonetheless subject to various federal, state and foreign laws intended to prevent healthcare fraud and abuse, including the following:

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

•

analogous state and foreign laws and regulations, including state anti-kickback and false claims laws, which apply to items and services reimbursed by any third-party payor, including private insurers and self-pay patients; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•	EU and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and contractor research organizations, or CROs, may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include among other infractions or violations intentional, reckless or negligent conduct or unauthorized activity that violates: (i) FDA (and foreign regulatory authorities’) regulations, including those laws that require the reporting of true, complete and accurate information to the FDA (or foreign regulatory authorities); (ii) manufacturing standards; (iii) federal, state and foreign healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) other commercial or regulatory laws or requirements. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We own numerous issued patents and pending patent applications. As of June 30, 2022, we owned approximately 53 U.S. patents, 35 pending U.S. patent applications, 83 issued foreign patents, and 80 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

Any litigation or claim against us, even those without merit and even those where we prevail, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages, including third-party lost profits, the disgorgement of our profits, or substantial royalties (all of which may be increased, including three times the awarded damages, if we are found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets) and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device area are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement. We could encounter delays in product introductions while we attempt to develop alternative methods or products, and these alternative methods or products may be less competitive, which could adversely affect our competitive business position. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.

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

LENSAR, Inc.

Date: August 8, 2022	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2022		/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)