Form 10-Q
period 2022-09-30
LENSAR, Inc.
filed 2022-11-09
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 11,023,304 shares of the registrant’s Common Stock outstanding.

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

•
We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and sale of consumables used in each procedure involving our LENSAR Laser System. The commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

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

•
If we are not able to effectively grow our U.S. sales and marketing organization or maintain or grow an effective network of international distributors, our business prospects, results of operations and financial condition could be adversely affected.
•
Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
•
If the supply or manufacture of our systems or other products associated with the systems is materially disrupted, including by supply chain shortages and price increases resulting from the COVID-19 pandemic, it may adversely affect our ability to manufacture products and could negatively affect our operating results.
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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product	$5,486	$6,084	$18,188	$17,298
Lease	1,472	1,285	4,286	3,536
Service	790	903	2,652	2,403
Total revenue	7,748	8,272	25,126	23,237
Cost of revenue (exclusive of amortization)
Product	2,189	2,915	6,648	7,371
Lease	488	448	1,446	967
Service	1,182	1,058	3,559	2,696
Total cost of revenue	3,859	4,421	11,653	11,034
Operating expenses
Selling, general and administrative expenses	6,119	6,523	19,966	18,076
Research and development expenses	1,577	3,184	10,199	8,936
Amortization of intangible assets	276	309	872	931
Operating loss	(4,083)	(6,165)	(17,564)	(15,740)
Other income
Other income, net	92	10	140	41
Net loss	$(3,991)	$(6,155)	$(17,424)	$(15,699)
Net loss per share:
Basic and diluted	$(0.39)	$(0.65)	$(1.73)	$(1.69)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	10,225	9,439	10,089	9,308

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,293	$31,637
Accounts receivable, net of allowance of $31 and $47, respectively	3,560	4,638
Notes receivable, net of allowance of $3 and $61, respectively	126	350
Inventories	7,890	6,488
Prepaid and other current assets	1,302	1,700
Total current assets	32,171	44,813
Property and equipment, net	639	756
Equipment under lease, net	6,732	6,690
Notes and other receivables, long-term, net of allowance of $0 and $2, respectively	—	121
Intangible assets, net	12,398	10,870
Other assets	2,861	3,215
Total assets	$54,801	$66,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,506	$2,694
Accrued liabilities	4,948	4,604
Deferred revenue	789	904
Operating lease liabilities	526	512
Other current liabilities	19	—
Total current liabilities	9,788	8,714
Long-term operating lease liabilities	2,408	2,803
Other long-term liabilities	22	69
Total liabilities	12,218	11,586
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at September 30, 2022 and December 31, 2021; 11,023 and 10,990 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	110	110
Additional paid-in capital	137,491	132,363
Accumulated deficit	(95,018)	(77,594)
Total stockholders’ equity	42,583	54,879
Total liabilities and stockholders’ equity	$54,801	$66,465

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(17,424)	$(15,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,681	1,063
Amortization of intangible assets	872	931
Non-cash operating lease cost	391	388
Provision for expected credit losses	—	3
Write-down of inventory	173	307
Loss on disposal of property and equipment	11	133
Stock-based compensation expense	4,916	5,323
Changes in operating assets and liabilities:
Accounts receivable	1,065	(794)
Prepaid and other current assets	398	856
Inventories	(3,105)	(271)
Accounts payable	783	(103)
Accrued liabilities	362	(324)
Other	(221)	(43)
Net cash used in operating activities	(10,098)	(8,230)
Cash flows from investing activities
Purchase of property and equipment	(58)	(198)
Net cash used in investing activities	(58)	(198)
Cash flows from financing activities
Payment of contingent consideration	(2,400)	—
Proceeds from issuance of common stock under employee stock purchase plan	212	170
Net cash (used in) provided by financing activities	(2,188)	170
Net decrease in cash and cash equivalents	(12,344)	(8,258)
Cash and cash equivalents at beginning of the period	31,637	40,599
Cash and cash equivalents at end of the period	$19,293	$32,341

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$10	$19

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$1,496	$3,285
Transfer from Inventories to Property and equipment, net	$34	$—
Accounts payable for purchases of Property and equipment	$(31)	$—

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	10,990	$110	$132,363	$(77,594)	$54,879
Stock-based compensation	—	—	1,607	—	1,607
Restricted stock awards cancelled	(5)	—	—	—	—
Net loss	—	—	—	(6,674)	(6,674)
Balance as of March 31, 2022	10,985	$110	$133,970	$(84,268)	$49,812
Issuance of common stock under the 2020 ESPP	37	—	212	—	212
Restricted stock awards cancelled	(1)	—	—	—	—
Stock-based compensation	—	—	1,637	—	1,637
Net loss	—	—	—	(6,759)	(6,759)
Balance as of June 30, 2022	11,021	110	135,819	(91,027)	44,902
Issuance of common stock under ATM offering, net of offering costs	2	—	—	—	—
Stock-based compensation	—	—	1,672	—	1,672
Net loss	—	—	—	(3,991)	(3,991)
Balance as of September 30, 2022	11,023	$110	$137,491	$(95,018)	$42,583

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	10,933	$109	$125,094	$(57,993)	$67,210
Stock-based compensation	—	—	2,301	—	2,301
Net loss	—	—	—	(5,182)	(5,182)
Balance as of March 31, 2021	10,933	109	127,395	(63,175)	64,329
Issuance of common stock under the 2020 ESPP	24	1	169	—	170
Stock-based compensation	—	—	1,491	—	1,491
Net loss	—	—	—	(4,362)	(4,362)
Balance as of June 30, 2021	10,957	110	129,055	(67,537)	61,628
Stock-based compensation	—	—	1,573	—	1,573
Net loss	—	—	—	(6,155)	(6,155)
Balance as of September 30, 2021	10,957	$110	$130,628	$(73,692)	$57,046

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. LENSAR is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of LENSAR’s laser systems, which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. LENSAR has developed its next-generation ALLY™ Adaptive Cataract Treatment System (“ALLY System”), the first platform to integrate its proprietary imaging with a dual-pulsed femtosecond laser and phacoemulsification technology in a single, compact system. The ALLY System, which has received clearance from the U.S. Food and Drug Administration (“FDA”), enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery (“FLACS”) procedure in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. The Company is coordinating a controlled and targeted initial launch of the ALLY System throughout the remainder of 2022. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. The Company’s ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. As the second stage of the commercial release strategy, the Company plans to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. LENSAR is unable to submit its second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, the Company delivered the ALLY System to surgeons in the initial launch with the phacoemulsification features remaining disabled and/or removed and expects this to continue.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of September 30, 2022, had an accumulated deficit of $95,018. The Company expects to continue to incur losses and cash outflows from operating activities for the foreseeable future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages and price increases. The Company has experienced some supply chain disruptions and increased costs of various component parts needed for the development and supply of the ALLY System as a result of COVID-19, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to the availability and delivery timing of these parts. The extent to which the COVID-19 outbreak, and current or future variants, will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. To date, the Company has maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to facilitate the initial launch of the ALLY System; however, the Company is continuing to monitor developments with respect to such disruptions and their potential impact on the Company’s business, results of operations and financial condition. If these supply chain shortages and disruptions continue or worsen, or the Company is unable to find suitable alternative component parts, there is no guarantee the Company will be able to meet customer demand for the ALLY System following its initial launch. In addition, pricing increases in component parts for the ALLY System resulting from the COVID-19 pandemic and related inflationary pressures may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand, together with cash generated from the future sale and lease of products, to provide sufficient liquidity to meet the Company’s projected obligations for a period of at least twelve months from the date of issuance of these condensed financial statements and into 2024. With the commercial launch of the ALLY System, the Company expects annual revenue and selling, general and administrative expenses to increase from current levels. In addition, the successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities and within requested timelines to satisfy customer demand. The Company’s liquidity needs will be largely determined by the success of its operations regarding the successful commercialization of its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. Such success will depend in part on the availability of the necessary component parts for the ALLY System. The Company expects it will need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources to continue its operations beyond 2024. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

The COVID-19 pandemic continues to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain, including supply chain disruptions and price increases, as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's condensed financial statements as of and for the three and nine months ended September 30, 2022 and 2021. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the condensed financial statements in future reporting periods.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and nine months ended September 30, 2022 and 2021 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$4,367	$3,521	$12,434	$10,901
South Korea	74	1,165	2,170	3,353
Europe	805	908	3,380	2,718
Asia (excluding South Korea)	932	1,278	2,483	2,453
Other	98	115	373	276
Total[1]	$6,276	$6,987	$20,840	$19,701

1.
The table above does not include lease revenue of $1,472 and $1,285 for three months ended September 30, 2022 and 2021, respectively, and $4,286 and $3,536 for the nine months ended September 30, 2022 and 2021, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of September 30, 2022	As of December 31, 2021
Accounts receivable, current	Accounts receivable, net	$3,560	$4,638
Notes receivable, current	Notes receivable, net	$126	$350
Notes receivable, long-term	Notes and other receivables, long-term, net	$—	$121
Contract asset, current	Prepaid and other current assets	$26	$—
Contract asset, long-term	Other assets	$41	$—
Deferred revenue, current	Deferred revenue	$789	$904
Deferred revenue, non-current	Other long-term liabilities	$22	$66
Contract liability, current	Other current liabilities	$19	$—

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2021	$47
Provision for credit losses	1
Write-offs	(17)
Accounts receivable, allowance for credit losses as of September 30, 2022	$31

Accounts receivable, allowance for credit losses as of December 31, 2020	$19
Provision for credit losses	9
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2021	$28

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 5.75%. The Company recorded interest income on notes receivable during the three months ended September 30, 2022 and 2021 of $3 and $8, respectively, and during the nine months ended September 30, 2022 and 2021 of $11 and $27, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2021	$63
Provision for credit losses	(1)
Write-offs	(59)
Notes receivable, allowance for credit losses as of September 30, 2022	$3

Notes receivable, allowance for credit losses as of December 31, 2020	$18
Provision for credit losses	(6)
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2021	$12

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2021	$—
Contract assets recognized	70
Payments received	(3)
Contract assets as of September 30, 2022	$67

Contract Liabilities – The Company’s contract liabilities represent services and products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies contract liabilities as current or noncurrent based on the

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

timing of when it expects to recognize revenue. The noncurrent portion of contract liabilities is included in other long-term liabilities in the Company’s condensed balance sheets.

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2021	$970
Billings not yet recognized as revenue	674
Beginning contract liabilities recognized as revenue	(814)
Contract liabilities as of September 30, 2022	$830

Contract liabilities as of December 31, 2020	$1,051
Billings not yet recognized as revenue	784
Beginning contract liabilities recognized as revenue	(826)
Contract liabilities as of September 30, 2021	$1,009

Transaction Price Allocated to Future Performance Obligations

At September 30, 2022, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $5,200. The Company expects to satisfy its remaining performance obligations by December 31, 2026, with $1,258 to be satisfied by December 31, 2022, $2,570 to be satisfied by December 31, 2023, $812 to be satisfied by December 31, 2024, $487 to be satisfied by December 31, 2025 and $73 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of September 30, 2022	As of December 31, 2021
Finished Goods	$2,467	$4,319
Work-in-process	1,492	173
Raw Materials	3,931	1,996
Total	$7,890	$6,488

Note 5. Leases

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System. The Company’s leases have remaining lease terms of less than one year to four years. Lease revenue for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease revenue	$1,472	$1,285	$4,286	$3,536

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(1,944)	$2,348	$4,292	$(1,685)	$2,607
Acquired technology [1,3,4]	13,900	(3,850)	10,050	11,500	(3,275)	8,225
Acquired trademarks [1]	570	(570)	—	570	(532)	38
	$18,762	$(6,364)	$12,398	$16,362	$(5,492)	$10,870
1.
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
2.
LENSAR acquired certain intangible assets for customer relationships from a domestic distributor in an asset acquisition, which are being amortized on a straight-line basis over a period of 10 years.
3.
LENSAR acquired certain intangible assets from a medical technology company in an asset acquisition, which are being amortized on a straight-line basis over a period of 15 years.
4.
In 2019, LENSAR acquired certain intellectual property from a third-party. In connection with the agreement, milestone payments of $2,400 were contingent upon regulatory approval and commercialization of the ALLY System. Refer to Note 8, Commitments and Contingencies, for further discussion about the contingent consideration. The intangible assets will be amortized on a straight-line basis over a period of 15 years.

Amortization expense for three months ended September 30, 2022 and 2021 was $276 and $309, respectively, and for the nine months ended September 30, 2022 and 2021 was $872 and $931, respectively.

Based on the intangible assets recorded at September 30, 2022, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2022	277
2023	1,097
2024	1,165
2025	1,234
2026	1,224
2027	1,215
Thereafter	6,186
Total remaining estimated amortization expense	$12,398

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021
Compensation	$3,360	$3,375
Professional services	592	526
Customer advances	455	159
Warranty	12	45
Other	529	499
Total	$4,948	$4,604

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 8. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $7,495 by December 31, 2023. LENSAR expects to meet these requirements.

Royalty and Milestone Payments

In connection with the acquisition of certain intellectual property, the Company paid $1,200 and $2,400 in milestone payments during the three and nine months ended September 30, 2022, respectively. The milestone payments were contingent upon regulatory clearance and commercialization of the ALLY System. In addition, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

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

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and nine months ended September 30, 2022 and 2021.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-255136), which was filed with the SEC on April 8, 2021 (the “Registration Statement”), under which the Company may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. The Company also simultaneously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market” (“ATM”) offerings under the Registration Statement. During the three months ended September 30, 2022, the Company sold 2 shares of its common stock, pursuant to ATM offerings, at a weighted average sales price of $6.46 per share. Proceeds from the sale were offset by offering costs and commissions associated with the transactions.

Note 10. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of September 30, 2022 the Company has reserved 4,429 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2021	1,082
Authorized	549
Granted/Awarded	(677)
Cancelled	43
Balance at September 30, 2022	997

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

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	653	$7.57	9.3	$—
Options granted	591	$6.19
Options exercised	—	$—
Options cancelled	(37)	$6.89
Outstanding at September 30, 2022	1,207	$6.91	8.9	$—

Vested and expected to vest at September 30, 2022	1,207	$6.91	8.9	$—
Vested and exercisable at September 30, 2022	373	$7.52	8.6	$—

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $3.69 and $3.90, respectively. The total fair value of options vested during the three and nine months ended September 30, 2022 was approximately $461 and $2,082, respectively. Total unrecognized compensation expense of $3,161 related to stock options will be recognized over a weighted average period of 2.7 years.

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.7 - 3.4%	0.8 - 1.1%	1.5 - 3.4%	0.6 - 1.1%
Expected term (years)	6	6	6	6
Expected volatility	70%	73%	70%	72 - 73%
Dividends	0.0%	0.0%	0.0%	0.0%

Expected term: The expected term for the Company’s stock-based compensation awards was based on an index of the expected terms of a group of comparable publicly-traded medical device and other peer companies, which the Company believed was representative of the expected term of its awards.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

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

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	1,332	$10.29
Restricted stock awards granted	—	$—
Restricted stock awards vested	(591)	$10.30
Restricted stock awards cancelled	(6)	$10.81
Non-vested at September 30, 2022	735	$10.28

The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2022 was approximately $1,154 and $6,086, respectively. At September 30, 2022 there was approximately $3,962 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.9 years. The number of restricted stock awards that are expected to vest are as follows: 113 in the quarter ending December 31, 2022; 237 in the quarter ending March 31, 2023; 136 in the quarter ending June 30, 2023; 174 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at September 30, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

Restricted Stock Units

Restricted stock units granted to employees generally vest over four years in annual equal increments. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant.

Restricted stock unit activity under the 2020 Plan is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	—	$—
Restricted stock units granted	86	$6.33
Restricted stock units vested	—	$—
Restricted stock units cancelled	—	$—
Non-vested at September 30, 2022	86	$6.33

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

At September 30, 2022 there was approximately $414 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.

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

As of September 30, 2022, 94 shares of common stock have been issued to employees participating in the 2020 ESPP and 246 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan and the 2020 ESPP in the Company's condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue – product	$57	$46	$163	$168
Cost of revenue – service	33	27	95	95
Selling, general and administrative expenses	1,423	1,373	4,197	4,580
Research and development expenses	159	127	461	480
Total	$1,672	$1,573	$4,916	$5,323

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2022	$1,649
2023	4,231
2024	994
2025	639
2026	24
Thereafter	—
Total unrecognized stock-based compensation expense	$7,537

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at September 30, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 11. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(3,991)	$(6,155)	$(17,424)	$(15,699)
Weighted average number of shares of common stock	10,225	9,439	10,089	9,308
Basic and diluted net loss per share	$(0.39)	$(0.65)	$(1.73)	$(1.69)

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded 821 shares of underlying unvested restricted stock awards and units and 1,207 outstanding stock options for the three and nine months ended September 30, 2022 and 1,452 shares of underlying unvested restricted stock awards and 652 outstanding stock options for the three and nine months ended September 30, 2021 from its net loss per diluted share calculations because their effect was anti-dilutive.

The anti-dilutive weighted average shares excluded from the diluted net loss per share diluted shares calculations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock awards and units	882	1,097	982	1,190
Outstanding stock options	1,199	649	1,131	436
Total	2,081	1,746	2,113	1,626

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

Our current product portfolio includes the LENSAR Laser System with Streamline IV and IntelliAxis (both our first generation and ALLY Systems) and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and have launched our proprietary next generation ALLY™ Adaptive Cataract Treatment System, or ALLY System. The ALLY System, which has received clearance from the U.S. Food and Drug Administration, or FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. We are coordinating a controlled and targeted initial launch of the ALLY System throughout the remainder of 2022. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. Our ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. As the second stage of the commercial release strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit our second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we have delivered the ALLY System to surgeons in the initial launch with the phacoemulsification features remaining disabled and/or removed and expect this to continue. We believe the ALLY System’s enhanced efficiencies and potential for combined functions in the future will help drive broader penetration for us into the overall cataract surgery market and could create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery. We believe 2022 is a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions. In the United States, we sell our products through a direct sales organization that, as of September 30, 2022, consisted of approximately 45 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the COVID-19 pandemic on the global supply chain of certain products, including increasing lead times required for the ordering of component parts to meet targeted production goals, unpredictability with respect to suppliers’ ability to fulfill orders in the requested quantities within the agreed timeframe and the ability to find alternative component parts.

Our revenue decreased from $8.3 million for the three months ended September 30, 2021 to $7.7 million for the three months ended September 30, 2022, representing a decrease of 6%, primarily due to decreased systems sales and decreased procedure volume. Our net losses were $4.0 million and $6.2 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in net loss is primarily due to decreased research and development costs for the ALLY System. Our installed base of LENSAR Laser Systems is approximately 260 as of September 30, 2022.

Our revenue increased from $23.2 million for the nine months ended September 30, 2021 to $25.1 million for the nine months ended September 30, 2022, representing an increase of 8%, primarily due to increased procedure volume. Our net losses were $17.4 million and $15.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in net loss is primarily due to pre-production inventory for the ALLY System, which was recorded as research and development expenses through April 30, 2022, when future commercialization of our ALLY System was considered probable and the future economic benefit was expected to be realized.

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
•
supply chain shortages, labor market shifts and price increases resulting from the COVID-19 pandemic and related macroeconomic factors; and
•
competition associated with our products.

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

Although procedure volume in 2021 and the first three quarters of 2022 has returned to pre-pandemic levels, the COVID-19 pandemic continues to influence our operations, particularly as it relates to building inventory for the ALLY System. We have experienced some supply chain disruptions and unavailability of various component parts needed for our systems, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to our suppliers’ ability to fulfill orders in the requested quantities, within the agreed timeframe as well as an increase of costs associated with certain raw materials and component parts. To date, we have maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to meet the expected needs of our initial launch of the ALLY System; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators. The lingering impacts of COVID-19 into 2022 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing more significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our systems. These broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our systems. For the three and nine months ended September 30, 2022, approximately 88% and 92% of our revenue, respectively, was attributable to recurring sources, compared to 87% and 89% for the three and nine months ended September 30, 2021, respectively.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
(Dollars in thousands)	2022	2021	Year (%)	2022	2021	Year (%)
Revenue
Product	$5,486	$6,084	(10)%	$18,188	$17,298	5%
Lease	1,472	1,285	15%	4,286	3,536	21%
Service	790	903	(13)%	2,652	2,403	10%
Total revenue	$7,748	$8,272	(6)%	$25,126	$23,237	8%
Cost of revenue (exclusive of amortization)
Product	$2,189	$2,915	(25)%	$6,648	$7,371	(10)%
Lease	488	448	9%	1,446	967	50%
Service	1,182	1,058	12%	3,559	2,696	32%
Total cost of revenue	$3,859	$4,421	(13)%	$11,653	$11,034	6%

Revenue

Three Months Ended September 30, 2022 compared with Three Months Ended September 30, 2021

Total revenue for the three months ended September 30, 2022 decreased by $0.5 million, or 6%, compared to the three months ended September 30, 2021.

Product revenue for the three months ended September 30, 2022 decreased by $0.6 million, or 10%, compared to the three months ended September 30, 2021. The decrease was primarily attributable to decreased procedure volume outside of the U.S. and Europe, which resulted in a decrease of $0.5 million, during the three months ended September 30, 2022. The decrease in these procedures was driven by ongoing cataract procedure reimbursement challenges between ophthalmic surgical practices and third-party payors in South Korea. We anticipate these challenges will continue for the near term. However, procedure volume increased in the United States and Europe during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Service revenue for the three months ended September 30, 2022 decreased by $0.1 million, or 13%, compared to the three months ended September 30, 2021. Our U.S. sales represented 70% and 50% of product and service revenue for the three months ended September 30, 2022 and 2021, respectively.

Lease revenue for the three months ended September 30, 2022 increased by $0.2 million, or 15%, compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 compared with Nine Months Ended September 30, 2021

Total revenue for the nine months ended September 30, 2022 increased by $1.9 million, or 8%, compared to the nine months ended September 30, 2021.

Product revenue for the nine months ended September 30, 2022 increased by $0.9 million, or 5%, compared to the nine months ended September 30, 2021. The increase was primarily attributable to increased procedure volume, which resulted in an increase of $1.4 million, offset by a decrease in system sales of $0.5 million as we completed placement of the last new LENSAR Laser Systems in inventory as part of our operational transition to the ALLY System’s commercial launch and commenced sales of the ALLY System in the third quarter of 2022.

Service revenue for the nine months ended September 30, 2022 increased by $0.2 million, or 10%, compared to the nine months ended September 30, 2021 primarily due to the increased number of systems installed.

The increase in product and service revenue combined was primarily attributable to increased net revenues in most of our operating regions as procedure volume was higher than during the equivalent period in 2021. Our U.S. sales represented 60% and 55% of product and service revenue for the nine months ended September 30, 2022 and 2021, respectively.

Lease revenue for the nine months ended September 30, 2022 increased by $0.8 million, or 21%, compared to the nine months ended September 30, 2021.

Cost of Revenue

Three Months Ended September 30, 2022 compared with Three Months Ended September 30, 2021

Total cost of revenue for the three months ended September 30, 2022 decreased by $0.6 million, or 13%, compared to the three months ended September 30, 2021.

Cost of product revenue for the three months ended September 30, 2022 decreased by $0.7 million, or 25%, compared to the three months ended September 30, 2021. The lower cost of product revenue was attributable to the decreased number of system sales in the 2022 period, which have a lower gross margin than procedure licenses, and decreased procedure volume between the periods. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY System inventory and availability of systems; however, these increases are partially offset by ALLY System raw materials and production costs through April 2022 being charged to research and development expenses rather than inventory.

Cost of service revenue for the three months ended September 30, 2022 decreased by $0.1 million, or 12%, compared to the three months ended September 30, 2021 primarily due to higher service costs.

Cost of lease revenue for the three months ended September 30, 2022 increased by $40,000, or 9%, compared to the three months ended September 30, 2021. Cost of lease revenue increased primarily due to depreciation of newly leased systems.

Nine Months Ended September 30, 2022 compared with Nine Months Ended September 30, 2021

Total cost of revenue for the nine months ended September 30, 2022 increased by $0.6 million, or 6%, compared to the nine months ended September 30, 2021.

Cost of product revenue for the nine months ended September 30, 2022 decreased by $0.7 million, or 10%, compared to the nine months ended September 30, 2021. The lower cost of product revenue was attributable to the decreased number of sales of LENSAR Laser Systems in the 2022 period, which have a lower gross margin than procedure licenses, offset by increased procedure volume between the periods. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY System inventory and have limited, and created inefficiencies with, ALLY System production. We expect these higher costs to offset with ALLY System raw materials and production being expensed to research and development expenses rather than into inventory through April 2022.

Cost of service revenue for the nine months ended September 30, 2022 increased by $0.9 million, or 32%, compared to the nine months ended September 30, 2021 primarily due to higher service costs.

Cost of lease revenue for the nine months ended September 30, 2022 increased by $0.5 million, or 50%, compared to the nine months ended September 30, 2021. Cost of lease revenue increased primarily due to depreciation of newly leased systems.

Operating Expenses

Three Months Ended September 30, 2022 compared with Three Months Ended September 30, 2021

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2022 were $6.1 million, a decrease of $0.4 million, or 6%, compared to $6.5 million for the three months ended September 30, 2021. The decrease was due primarily to decreases in sales and marketing expenses of $0.5 million, due to timing of trade show and travel activity. We expect selling, general and administrative expense to increase from current levels as we continue to launch the ALLY System.

Research and Development. Research and development expenses for the three months ended September 30, 2022 were $1.6 million, a decrease of $1.6 million, or 50%, compared to $3.2 million for the three months ended September 30, 2021. The decrease was primarily attributable to significantly lower costs for the development of the ALLY System in the three months ended September 30, 2022, including $0.9 million of ALLY System inventory costs that was expensed to research and development in the three months ended September 30, 2021. Following our receipt of 510(k) clearance for the ALLY System from the FDA in June 2022, all ALLY System inventory costs were capitalized to inventory.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended September 30, 2022, consistent with the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 compared with Nine Months Ended September 30, 2021

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2022 were $20.0 million, an increase of $1.9 million, or 10%, compared to $18.1 million for the nine months ended September 30, 2021. The increase was due to increases in sales and marketing expenses of $0.8 million, which was primarily the result of increased trade show and travel activity and $0.8 million of increased professional fees. We expect selling, general and administrative expense to increase from current levels as we continue the commercial launch of the ALLY System.

Research and Development. Research and development expenses for the nine months ended September 30, 2022 were $10.2 million, an increase of $1.3 million, or 14%, compared to $8.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to increased expenses for the continued development of the ALLY System, as well as inventory costs for the manufacture of ALLY Systems, which amounted to approximately $3.4 million and $2.6 million during the nine months ended September 30, 2022 and 2021, respectively.

Amortization of Intangible Assets. Amortization of intangible assets was $0.9 million for the nine months ended September 30, 2022, consistent with the nine months ended September 30, 2021.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss	$(3,991)	$(6,155)	$(17,424)	$(15,699)
Less: Interest income	(92)	(10)	(140)	(41)
Add: Depreciation expense	571	393	1,681	1,063
Add: Amortization expense	276	309	872	931
EBITDA	(3,236)	(5,463)	(15,011)	(13,746)
Add: Stock-based compensation expense	1,672	1,573	4,916	5,323
Adjusted EBITDA	$(1,564)	$(3,890)	$(10,095)	$(8,423)

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

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2022 and 2021, we had net losses of $17.4 million and $15.7 million, respectively, and as of September 30, 2022, we had an accumulated deficit of $95.0 million. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

As discussed above, the ongoing COVID-19 pandemic has negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. As discussed above, the ongoing COVID-19 pandemic has negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of September 30, 2022, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business into 2024.

We expect selling, general and administrative expenses to increase from current levels due to the continued commercial launch of the ALLY System, particularly if supply chain constraints begin to ease. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities and within requested timing to satisfy customer demand. Ongoing supply chain disruptions and unavailability of various parts needed to manufacture the ALLY System may have an adverse impact on the Company’s ability to meet customer demand for the ALLY System.

Our liquidity needs will be largely determined by the success of our operations regarding the successful commercialization of our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. Such success will depend in part on the availability of the necessary component parts for the ALLY System.

We believe 2022 is a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. In September 2022, we submitted the ALLY System for certification in the EU and intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System in a particular region will depend on whether the ALLY System receives regulatory clearance in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

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

Our material contractual obligations and commercial commitments at September 30, 2022 primarily consist of $3.0 million in operating lease payments for our facility lease and $7.5 million in minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 24 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. LENSAR expects to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY system.

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021 (the “Registration Statement”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. We also simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $35.0 million of our common stock from time to time in “at-the-market” (“ATM”) offerings under the Registration Statement. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM offering, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. During the three months ended September 30, 2022, we sold 2,000 shares of our common stock, pursuant to ATM offerings, at a weighted average gross sales price of $6.46 per share. Proceeds from the sale were offset by offering costs and commissions associated with the transactions.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(10,098)	$(8,230)
Net cash used in investing activities	(58)	(198)
Net cash (used in) provided by financing activities	(2,188)	170
Net decrease in cash and cash equivalents	$(12,344)	$(8,258)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $10.1 million, consisting primarily of a net loss of $17.4 million and a decrease in net operating assets of $0.7 million, partially offset by non-cash charges of $8.0 million. The decrease in net operating assets was primarily due to changes in inventories offset by changes in accounts receivable and accounts payable. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.1 million, which consisted primarily of capital expenditures for property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2021 was $0.2 million, which consisted primarily of capital expenditures for property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $2.2 million, primarily due to the payment of $2.4 million in contingent consideration due to regulatory approval of the ALLY System offset from proceeds from the sale of common stock under the employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $0.2 million, primarily due to proceeds from the sale of common stock under the employee stock purchase plan.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2021, we granted stock options to directors, employees, and non-employees. During the nine months ended September 30, 2022, we granted stock options and restricted stock units to employees and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors and employees.

At September 30, 2022, there was approximately $4.0 million, $0.4 million, and $3.2 million of total unrecognized compensation expense related to restricted stock awards, restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 0.9 years, 2.5 years and 2.7 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
2022	$1,649
2023	4,231
2024	994
2025	639
2026	24
Thereafter	—
Total unrecognized stock-based compensation expense	$7,537

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at September 30, 2022 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Off Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined under Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The impact of accounting estimates and judgments on our financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and such differences may be material.

There have been no significant and material changes in our critical accounting estimates during the three months ended September 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $19.3 million as of September 30, 2022. Our cash and cash equivalents are held in deposit demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2022.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of September 30, 2022, three customers accounted for 10%, 12% and 15% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2020 and 2021, we had net losses of $19.8 million and $19.6 million, respectively, and for the nine months ended September 30, 2021 and 2022, we had net losses of $15.7 million and $17.4 million, respectively. As of September 30, 2022, we had an accumulated deficit of $95.0 million. We expect to continue to incur losses for the foreseeable future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation integrated cataract treatment system, known as our ALLY System, and invest in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and sale of consumables used in each procedure involving our LENSAR Laser System. The commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue principally from the sale or lease of our LENSAR Laser System and the associated procedure licenses and consumables used in each procedure involving our LENSAR Laser System, and expect that this will account for a majority of our revenue in the foreseeable future until we are able to fully commercialize our ALLY System. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. We believe 2022 is a transition year for the Company, as we have transitioned from manufacturing and selling our LENSAR Laser System and are focusing on our ALLY System. We also intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance or certifications in that region, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances or certifications for our ALLY System.

Our ability to maintain our market share, execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption and continued acceptance of our LENSAR Laser System and ALLY System by surgeons, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers, or ASCs. Our systems are currently used in advanced cataract procedures for which surgeon reimbursement continues to decline and patients pay a significant portion of the cost of the procedure. We cannot predict the extent to which patients will continue to seek out these types of procedures. Further, we cannot predict if cataract surgeons will continue to use our LENSAR Laser System or how quickly cataract surgeons will accept the ALLY System, or any planned or future products we introduce, and, if accepted, how frequently any such products will be used. Our current products may not maintain, and our ALLY System or any planned or future products we may develop or market may never gain, broad market acceptance among cataract surgeons and the medical community for the procedures in which they are designed to be used. Our ability to maintain and increase market acceptance of our products depends on a number of factors, including:

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

We are developing our ALLY System as a dual-function device that has the potential to perform both phacoemulsification and laser-assisted surgery. The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the FLACS procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. Our ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. If we continue to experience supply chain constraints, we may be unable to deliver ALLY Systems as planned.

Further, we are relying on a third party to manufacture the phacoemulsification component of our ALLY System, and do not currently possess the internal resources or know-how to do so. As the second stage of the commercial release strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit our second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we have delivered the ALLY System to surgeons in the initial launch with the phacoemulsification features remaining disabled and/or removed and expect this to continue.

Further, if the third party is unable to obtain clearance of its phacoemulsification device, we may not be able to obtain FDA clearance on the phacoemulsification features of our ALLY System in a timely manner, if at all. Accordingly, if we are unable to get the phacoemulsification feature of the ALLY System cleared by the FDA and authorized or certified by other regulatory bodies, it could further impact our future revenue and cash flows. Any additional adverse developments with our 510(k) submission or that of our third-party supplier, including that third-party’s failure to obtain 510(k) clearance for their phacoemulsification device, for which the phacoemulsification component of our ALLY System is reliant as a predicate, could in turn further negatively impact our ability to obtain 510(k) clearance for the phacoemulsification features of our ALLY System or, even if clearance is obtained, the timing of any commercialization of both the femtosecond laser and phacoemulsification features within our ALLY System.

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

COVID-19 disruptions adversely impacting our business and financial results may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks relating to changes in consumer demand; our ability to maintain and grow significant market acceptance; our ability to enhance our systems; our ability to grow our marketing team; patients’ and surgeons’ willingness and ability to pay for an advanced cataract procedure over a standard cataract procedure; our future capital needs; disruption in the long-term supply and manufacturing of our products by suppliers; increased credit risks associated with our customers; and regulatory restrictions and clearances.

Patients may not be willing to pay for the price difference between a standard cataract procedure and an advanced cataract procedure in which a laser system such as ours is used, an increment which is typically not covered by Medicare, private insurance or other third-party payors.

Payment for a standard cataract procedure is typically covered by Medicare, private insurance or other third-party payors. However, a cataract patient seeking a greater and more versatile visual outcome may desire an advanced cataract procedure involving a laser system such as ours. The patient is typically responsible for the additional costs associated with the use of these premium technologies in the physician’s practice, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers. Due to this additional cost, patients may not elect to have such a procedure and our business may not grow as anticipated. Our future success depends in part upon patients achieving better visual outcomes from procedures using our LENSAR Laser System or ALLY System, or procedures involving similar laser systems that meets their expectations. If patients are not adequately satisfied with the results of such procedures, they or their surgeons may be less willing to recommend these procedures to other patients.

Additionally, weak or uncertain economic conditions may cause individuals to be less willing to pay for advanced cataract procedures. Although we anticipate use of our ALLY System in certain aspects of the standard cataract procedure will be covered by or reimbursable through government or other third-party payors, our current LENSAR Laser System procedures are not covered by or reimbursable through government or other third-party payors. A decline in economic conditions in the United States or in international markets could result in a decline in demand for the procedures in which our systems are used and could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to effectively grow our U.S. sales and marketing organization or maintain or grow an effective network of international distributors, our business prospects, results of operations and financial condition could be adversely affected.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System as well as purchases of our consumables and licensed applications outside of the United States. As of September 30, 2022, three customers accounted for 10%, 12% and 15% of our accounts receivable, net. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance in the applicable region, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, further regulatory clearances and launch of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We also expect supply chain disruptions will negatively affect our capital requirements and the availability of funds to finance those requirements.

As of the date of this Quarterly Report, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business into 2024. However, if these amounts are insufficient to satisfy our liquidity requirements, we may seek additional funds from public and private stock offerings, borrowings under credit facilities or other sources that we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including, but not limited to:

•
the revenue generated by the sale, lease or use of our systems;
•
the costs associated with expanding our sales and marketing efforts;
•
the expenses we incur in procuring, manufacturing and selling our systems, including increased costs, uncertainties, and delays associated with global supply chain disruptions;
•
the costs of commercializing the ALLY System, including increased costs associated with supply chain disruptions or other new products or technologies;
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

If the supply or manufacture of our systems or other products associated with the systems is materially disrupted, including by supply chain shortages and price increases, it may adversely affect our ability to manufacture products and could negatively affect our operating results.

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

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our systems and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We are also relying on a third party to manufacture the phacoemulsification component of the ALLY System. If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delays in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability and pricing of various component parts needed for our ALLY System. In particular, a global semiconductor supply shortage resulting from the COVID-19 pandemic is having wide-ranging effects across multiple industries, and we are seeing significant disruptions in the supply of, and fluctuations in pricing for, various component parts needed for our ALLY System, including the integrated circuits used in the ALLY System. Our efforts to maintain an adequate supply of inventory may not be sufficient and we may be unable to source the necessary component parts on commercially acceptable terms to reflect in the price of our system. The long-term loss of these suppliers, or their long-term inability to provide us with an adequate supply of components or products, could potentially cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. If it becomes necessary to identify and qualify a suitable second source to replace one of our key suppliers, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could also result in delay. Any disruption of this nature or increased expense could harm our commercialization efforts and could have a material adverse effect on our business, financial condition and results of operations. If these supply chain shortages and disruptions continue or worsen, there is no guarantee that the Company will be able to meet customer demand for the ALLY System. In addition, pricing increases in component parts for our systems resulting from the COVID-19 pandemic and related inflationary pressures may necessitate an increase in the overall cost to customers, which in turn may have an adverse impact on customer demand.

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

Inflation has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.

Our business is impacted by inflation, such as the recent inflationary pressures related to global supply chain disruptions that have increased the cost of certain raw materials, labor and transportation used in our business. These broad-based inflationary impacts have negatively impacted our financial condition, results of operations and cash flows since 2020, and we expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our LENSAR Laser System and ALLY System is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In connection with the commercial launch of the ALLY System, we are modifying our manufacturing operations from producing the LENSAR Laser Systems to the ALLY System. We could underestimate the worldwide demand for the ALLY System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

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

The healthcare industry in the United States, and in our other operating regions, has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs. Third-party payors are imposing lower payment rates and negotiating reduced contract rates with hospitals, other healthcare facilities, surgeons and other healthcare providers and being increasingly selective about the products, technologies and procedures they chose to cover and provide reimbursement for. Third-party payors may adopt policies in the future restricting access to products and technologies like ours or the procedures performed using such products. Therefore, we cannot be certain that any procedures performed with our ALLY System or other future products will be covered and reimbursed. There can be no guarantee that should we introduce new products and technologies, third-party payors will provide adequate coverage and reimbursement for those products or the procedures in which they are used. If third-party payors do not provide adequate coverage or reimbursement for such products, then our sales may be limited to circumstances where our products and procedures using our products are being largely or entirely self-paid by patients, as is currently the case with procedures using our current LENSAR Laser System.

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
•
pricing pressure applicable to our products from competitor pricing;
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
•
strain on our ability to source a larger supply of components, including recent supply chain issues, in order to meet our required specifications on a timely basis;
•
management of an increasing number of relationships with our customers, suppliers and other third parties;
•
entry into new international territories with unfamiliar regulations and business approaches;
•
the need to hire, train, manage and retain additional qualified personnel; and
•
transitioning manufacturing from our LENSAR Laser System to our ALLY System.

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

We have benefited substantially from the leadership and performance of our senior management as well as certain key employees. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense, and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel, or that we will be able to do so without incurring substantial additional costs. We have begun to experience increases in compensation levels in connection with our recruitment and retention efforts, which may increase further in the future. The loss of services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

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

We may be subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the EU’s General Data Protection Regulation 2016/679 and applicable national supplementing laws, or GDPR, and the California Consumer Privacy Act, or CCPA. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

The GDPR imposes comprehensive compliance obligations regarding our processing of personal data, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area, (“EEA”). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from these jurisdictions to relevant self-certified U.S. entities. The CJEU further noted that reliance on the European Commission standard contractual clauses (a potential alternative transfer mechanism to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the standard contractual clauses. If we cannot rely on existing mechanisms for transferring personal data from the EEA, or other jurisdictions, we could be prevented from transferring personal data of individuals in those regions; we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised standard contractual clauses for existing arrangements within required time frame; and/or it could otherwise adversely affect the manner in which we provide our services and thus materially affect our operations and financial results. Failure to comply with the EU GDPR could result in penalties. Penalties for certain breaches are up to the greater of EUR 20 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

Furthermore, these laws impose substantial requirements that require the expenditure of significant funds and employee time to comply, and additional states and countries are enacting new data privacy and security laws, which will require future expansion of our compliance efforts. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced immaterial failures to protect data privacy. There can be no assurances that the privacy and security-related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/ or the relevant personal data from the risks associated with the third-party processing of such data. Any failure by a third party to prevent security breaches could have adverse consequences for us, result in applicable fines and penalties, damage our reputation, and/ or result in civil claims. We will need to expend additional resources and make significant investments to comply with data privacy and security laws. Our failure to comply with our posted privacy policies or with any federal, state, or international privacy and security laws, regulations, industry standards or other legal obligations relating to data privacy and information security or any failure to prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation, have a material adverse effect on our business, and may result in claims, complaints, liabilities, proceedings or actions against us by governmental entities or others, or may require us to change our operations. Any such claims, complaints, proceedings or actions could force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, and result in the imposition of monetary penalties.

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

Our historical financial information may not necessarily reflect what our financial position, results of operations or cash flows we will achieve in the future. Accordingly, the historical financial information presented in this Quarterly Report should not be assumed to be a reliable indicator of what our financial condition or results of operations actually could be in the future. In October 2020, we completed a spin-off of LENSAR, Inc. from PDL BioPharma, Inc., or PDL, and we became an independent public company on October 1, 2020 (the “Spin-Off”). As a result, historical financial information for periods prior to the Spin-Off may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during such period or those that we will achieve in the future. The costs and expenses reflected in our historical financial data prior to the Spin-Off include an allocation for certain corporate functions historically provided by PDL, including shared services and infrastructure provided by PDL to us, such as costs of information technology, accounting, tax and legal services, and other corporate and infrastructure services that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. Our historical financial information prior to the Spin-Off does not reflect changes that have occurred or may occur in the future in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and requirements. Accordingly, the historical financial information for periods that predate our spin-off from PDL should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly traded company during such periods or to be a reliable indicator of what our financial condition or results of operations actually could be in the future.

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

We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products, or modifications to our current products, and failure to timely obtain necessary additional clearances, certifications or approvals for our ALLY System and future products or modifications to our current products would adversely affect our ability to grow our business.

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

In the United States, we have obtained clearance of our LENSAR Laser System and ALLY System through the 510(k) clearance process. Any modification to these systems that has not been previously cleared may require us to submit a new 510(k) premarket notification and obtain clearance, or submit a PMA and obtain FDA approval prior to implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the FLACS procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. The ALLY System is expected to be made widely available to U.S. cataract surgeons in 2023. Our ability to place systems in 2022 has been limited by supply chain constraints that have delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. As the second stage of the commercial release strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as the predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit our second 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we have delivered the ALLY System to surgeons in the initial launch with the phacoemulsification features remaining disabled and/or removed and expect this to continue. If the third party is unsuccessful in obtaining clearance on its projected timelines, or at all, we could be delayed in our submission for 510(k) clearance for the phacoemulsification features of our ALLY System, and/or we may be required to find an alternative component from a different third party to replace the component the third party is developing. We may be unable to identify a replacement supplier, and even if we are, the use of a different third party component could require additional data or other activities that could increase our costs or delay our projected timing. If any of these events were to occur, we could be materially delayed in our efforts to seek 510(k) clearance of all features of our ALLY System. Even if the third party obtains clearance for the phacoemulsification device, the FDA has significant discretion in the 510(k) clearance process, and we cannot guarantee that we will obtain clearance of our ALLY System as proposed.

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

In September 2022, we submitted the ALLY System for certification in the EU and intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (“CE”) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and these three countries.

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

Following the end of the “Brexit” transitional period, from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became the UK’s independent regulatory agency for medical devices. Post-Brexit, amendments have been made to the existing UK medical devices legislation which require medical devices to be registered with the MHRA before being placed on the Great Britain market. Manufacturers based outside of the UK need to appoint a UK Responsible Person to register devices with the MHRA. Following a government consultation on changes to the UK’s medical device regulations, the response to which was published on June 26, 2022, it is anticipated that amendments to the legislation will soon be published by the government and should become applicable by July 1, 2023 so that medical devices placed on the market in Great Britain (England, Scotland, and Wales) will require a UK Conformity Assessment, or UKCA, mark. However, within the government’s consultation response, it has proposed that transition periods will be included in the revised legislation so that products with existing and valid conformity assessments (CE mark or UKCA mark) could continue to be placed on the Great Britain market for a maximum of 3-5 years after July 1, 2023, depending on which legislation the medical device has been certified under. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the Great Britain. These modifications may have an effect on the way we intend to conduct our business in these countries.

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

The misuse or off-label use of our LENSAR Laser System or ALLY System, may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our LENSAR Laser System and ALLY System are ophthalmic surgical lasers indicated for the creation of anterior capsulotomies, use in patients undergoing surgery requiring laser-assisted fragmentation of the cataractous lens, and for creating cuts/incisions in the cornea. We train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our devices off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those approved by the FDA or a foreign regulatory authority or certified by a notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

In addition, the regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and seeks to ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. The EU Medical Devices Regulation became effective on May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, or other regulatory authorities or notified bodies, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures and could seriously harm our business.

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

We own numerous issued patents and pending patent applications. As of September 30, 2022, we owned approximately 54 U.S. patents, 35 pending U.S. patent applications, 84 issued foreign patents, and 88 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

LENSAR, Inc.

Date: November 9, 2022	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2022	/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)