Form 10-Q
period 2023-03-31
LENSAR, Inc.
filed 2023-05-15
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of April 30, 2023, there were 11,102,611 shares of the registrant’s Common Stock outstanding.

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

iii

•
risks related to government regulation applicable to our products and operations; and
•
risks related to our intellectual property and other intellectual property matters.

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

iv

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
•
We have historically derived our revenue from the sale or lease of our LENSAR Laser and ALLY Systems as well as the associated procedure licenses and sale of consumables used in each procedure involving our systems. The future commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.
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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Product	$5,658	$6,969
Lease	1,629	1,399
Service	965	972
Total revenue	8,252	9,340
Cost of revenue (exclusive of amortization)
Product	2,299	2,694
Lease	494	474
Service	1,139	1,480
Total cost of revenue	3,932	4,648
Operating expenses
Selling, general and administrative expenses	6,755	6,278
Research and development expenses	1,650	4,788
Amortization of intangible assets	276	309
Operating loss	(4,361)	(6,683)
Other income
Other income, net	89	9
Net loss	$(4,272)	$(6,674)
Net loss per share:
Basic and diluted	$(0.40)	$(0.67)
Weighted-average number of shares used in calculation of net loss per share:
Basic and diluted	10,716	9,967

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,970	$14,674
Accounts receivable, net of allowance of $43 and $56, respectively	4,660	6,040
Notes receivable, net of allowance of $4 and $4, respectively	203	200
Inventories	15,668	11,740
Prepaid and other current assets	1,474	1,062
Total current assets	29,975	33,716
Property and equipment, net	520	563
Equipment under lease, net	6,248	6,316
Notes and other receivables, long-term, net of allowance of $16 and $9, respectively	768	442
Intangible assets, net	11,845	12,122
Other assets	2,605	2,685
Total assets	$51,961	$55,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,923	$5,422
Accrued liabilities	3,493	4,700
Deferred revenue	1,032	768
Operating lease liabilities	544	531
Total current liabilities	9,992	11,421
Long-term operating lease liabilities	2,171	2,272
Other long-term liabilities	360	167
Total liabilities	12,523	13,860
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at March 31, 2023 and December 31, 2022; 11,103 and 11,093 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	111	111
Additional paid-in capital	141,107	139,381
Accumulated deficit	(101,780)	(97,508)
Total stockholders’ equity	39,438	41,984
Total liabilities and stockholders’ equity	$51,961	$55,844

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,272)	$(6,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578	541
Amortization of intangible assets	276	309
Non-cash operating lease cost	133	130
Provision for expected credit losses	(6)	134
Stock-based compensation expense	1,726	1,607
Changes in operating assets and liabilities:
Accounts receivable	1,393	1,037
Prepaid and other current assets	(427)	192
Inventories	(4,381)	1,116
Accounts payable	(499)	158
Accrued liabilities	(1,197)	(1,198)
Other	(20)	41
Net cash used in operating activities	(6,696)	(2,607)
Cash flows from investing activities
Purchase of property and equipment	(8)	(46)
Net cash used in investing activities	(8)	(46)
Net decrease in cash and cash equivalents	(6,704)	(2,653)
Cash and cash equivalents at beginning of the period	14,674	31,637
Cash and cash equivalents at end of the period	$7,970	$28,984

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Cash paid for interest	$1	$—

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$881	$1,060
Transfer from (to) Inventories to (from) Property and equipment, net	$(428)	$34

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	11,093	$111	$139,381	$(97,508)	$41,984
Stock-based compensation	—	—	1,726	—	1,726
Common stock issued	15	—	—	—	—
Restricted stock awards cancelled	(5)	—	—	—	—
Net loss	—	—	—	(4,272)	(4,272)
Balance as of March 31, 2023	11,103	$111	$141,107	$(101,780)	$39,438

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	10,990	$110	$132,363	$(77,594)	$54,879
Stock-based compensation	—	—	1,607	—	1,607
Restricted stock awards cancelled	(5)	—	—	—	—
Net loss	—	—	—	(6,674)	(6,674)
Balance as of March 31, 2022	10,985	$110	$133,970	$(84,268)	$49,812

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s laser systems, which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its next-generation ALLY® Adaptive Cataract Treatment System (“ALLY System”), which combines all of the features from the LENSAR Laser System with a dual-pulse laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform a sterile femtosecond laser assisted cataract procedure in a single operating room or in-office surgical suite. The ALLY System, which has received clearance from the U.S. Food and Drug Administration (“FDA”), enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery (“FLACS”) procedure in a single, sterile environment. The Company executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is now available to U.S. cataract surgeons and has also received regulatory clearance in India. In addition, we submitted the ALLY System for certification in the European Union, or EU, in September 2022 and intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. The Company’s ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of March 31, 2023, had an accumulated deficit of $101,780. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages, inflationary pressures and price increases that originated during the pandemic. The Company has experienced some supply chain disruptions and increased costs or unavailability of various component parts needed for the development and supply of the ALLY System originally connected with the COVID-19 pandemic, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to the availability and delivery timing of these parts. The extent to which the COVID-19 outbreak, and current or future variants, will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. To date, the Company has maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to facilitate the launch of the ALLY System. If supply chain shortages and disruptions continue or worsen, or the Company is unable to find suitable alternative component parts, there is no guarantee the Company will be able to meet customer demand for the ALLY System following its launch. In addition, pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand, together with cash generated from the future sale and lease of products and expected issuance and sale of preferred stock and warrants, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. Refer to Note 12, Subsequent Event, for further details related to the Company’s entrance into a Securities Purchase Agreement, dated as of May 12, 2023, providing for the sale of preferred stock and warrants to NR-GRI Partners, LP. With the commercial launch of the ALLY System, the Company expects annual revenue and selling, general and administrative expenses to increase from current levels. In addition, the successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. Such success will depend in part on the availability of the necessary component parts for the ALLY System. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Basis of Presentation

These condensed financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, omit or condense certain footnotes and other information normally included. The condensed financial statements include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year. The December 31, 2022 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the Company’s annual audited financial statements and the related notes thereto for the fiscal year ended December 31, 2022, included in the Annual Report on Form 10-K (the “Annual Report”) as filed with the SEC.

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

The COVID-19 pandemic and global macroeconomic conditions originating during the pandemic continue to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain, including supply chain disruptions and price increases, as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2023 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's condensed financial statements as of and for the three months ended March 31, 2023 and 2022. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the condensed financial statements in future reporting periods.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three months ended March 31, 2023 and 2022 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
United States	$4,264	$3,970
South Korea	9	1,434
Europe	1,538	1,619
Asia (excluding South Korea)	708	780
Other	104	138
Total[1]	$6,623	$7,941

1.
The table above does not include lease revenue of $1,629 and $1,399 for three months ended March 31, 2023 and 2022, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of March 31, 2023	As of December 31, 2022
Accounts receivable, current	Accounts receivable, net	$4,660	$6,040
Notes receivable, current	Notes receivable, net	$203	$200
Notes receivable, long-term	Notes and other receivables, long-term, net	$768	$442
Contract asset, current	Prepaid and other current assets	$404	$332
Deferred revenue, current	Deferred revenue	$1,032	$768
Deferred revenue, non-current	Other long-term liabilities	$198	$17
Contract liability, long-term	Other long-term liabilities	$161	$150

Accounts Receivables, Net – Accounts receivables, net, include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value and are classified as current or noncurrent based on the timing of when the Company expects to receive payment. Most customers are on pre-paid or 30-day payment terms, depending on the product purchased. The Company

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2022	$56
Provision for credit losses	(13)
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2023	$43

Accounts receivable, allowance for credit losses as of December 31, 2021	$47
Provision for credit losses	3
Write-offs	(16)
Accounts receivable, allowance for credit losses as of March 31, 2022	$34

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 7.0%. The Company recorded interest income on notes receivable during the three months ended March 31, 2023 and 2022 of $12 and $6, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2022	$13
Provision for credit losses	7
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2023	$20

Notes receivable, allowance for credit losses as of December 31, 2021	$63
Provision for credit losses	129
Write-offs	(11)
Notes receivable, allowance for credit losses as of March 31, 2022	$181

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2022	$332
Contract assets recognized	117
Payments received	(45)
Contract assets as of March 31, 2023	$404

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

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2022	$935
Billings not yet recognized as revenue	823
Beginning contract liabilities recognized as revenue	(367)
Contract liabilities as of March 31, 2023	$1,391

Contract liabilities as of December 31, 2021	$970
Billings not yet recognized as revenue	432
Beginning contract liabilities recognized as revenue	(361)
Contract liabilities as of March 31, 2022	$1,041

Transaction Price Allocated to Future Performance Obligations

At March 31, 2023, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $8,974. The Company expects to satisfy its remaining performance obligations by December 31, 2027, with $2,947 to be satisfied by December 31, 2023, $2,639 to be satisfied by December 31, 2024, $1,865 to be satisfied by December 31, 2025, $883 to be satisfied by December 31, 2026 and $640 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of March 31, 2023	As of December 31, 2022
Finished Goods	$5,397	$4,002
Work-in-process	1,912	797
Raw Materials	8,359	6,941
Total	$15,668	$11,740

Note 5. Leases

Lessor Arrangements

The Company has operating leases for the LENSAR Laser System. The Company’s leases have remaining lease terms of less than one year to six years. Lease revenue for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Lease revenue	$1,629	$1,399

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,113)	$2,179	$4,292	$(2,028)	$2,264
Acquired technology [1,3,4]	13,900	(4,234)	9,666	13,900	(4,042)	9,858
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$18,762	$(6,917)	$11,845	$18,762	$(6,640)	$12,122
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
4.
In 2019, LENSAR acquired certain intellectual property from a third party. Pursuant to the Company's agreement with the third party, the Company made milestone payments of $2,400 during the year ended December 31, 2022. The intangible assets will be amortized on a straight-line basis over a period of 15 years.

Amortization expense for three months ended March 31, 2023 and 2022 was $276 and $309, respectively.

Based on the intangible assets recorded at March 31, 2023, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2023	821
2024	1,165
2025	1,234
2026	1,224
2027	1,215
2028	1,008
Thereafter	5,178
Total remaining estimated amortization expense	$11,845

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2023	As of December 31, 2022
Compensation	$2,096	$3,348
Professional services	431	437
Customer advances	176	171
Warranty	85	120
Other	705	624
Total	$3,493	$4,700

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 8. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $4,729 over the next 24 months. LENSAR expects to meet these requirements.

Royalty Payments

The Company acquired certain intellectual property, which would result in royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. The Company filed for the ERC in the amount of approximately $1,600 in the first quarter of 2023. Should the Company receive the full ERC, it will owe $250 in contingent professional fees. Given the uncertainty the ERC will be allowed by the Internal Revenue Service and the amount received, if any, cannot be estimated, the Company has not recognized any amounts in the condensed financial statements as of March 31, 2023.

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

Note 9. Stockholders’ Equity

Preferred Stock

The Company has a single class of preferred stock, of which no shares were issued and outstanding as of March 31, 2023.

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three months ended March 31, 2023 and 2022.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-255136), which was filed with the SEC on April 8, 2021 (the “Registration Statement”), under which the Company may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. The Company also simultaneously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market” (“ATM”) offerings under the Registration Statement. No shares were sold under the ATM during the quarters ended March 31, 2023 and 2022.

Refer to Note 12, Subsequent Event, for further details related to the Company’s entrance into a Securities Purchase Agreement, dated as of May 12, 2023, providing for the sale of preferred stock and warrants to NR-GRI Partners, LP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 10. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of March 31, 2023 the Company has reserved 4,984 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2022	1,002
Authorized	555
Granted/Awarded	(834)
Cancelled	51
Balance at March 31, 2023	774

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

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,202	$6.91	8.7	$—
Options granted	367	$2.66
Options exercised	—	$—
Options cancelled	(22)	$5.32
Outstanding at March 31, 2023	1,547	$5.93	8.7	$—

Vested and expected to vest at March 31, 2023	1,547	$5.93	8.7	$—
Vested and exercisable at March 31, 2023	617	$7.17	8.2	$—

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $1.73. The total fair value of options vested during the three months ended March 31, 2023 was approximately $1,209. Total unrecognized compensation expense of $2,891 related to stock options will be recognized over a weighted average period of 2.8 years.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

The following table summarizes information about stock options outstanding and vested as of December 31, 2022:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.65	349	9.8	$2.65	—	$—
$3.05 - $5.95	36	9.4	$5.11	3	$5.95
$6.04	421	8.7	$6.04	125	$6.04
$6.07 - $7.08	390	8.3	$6.94	235	$6.97
$7.13 - $8.62	351	8.0	$8.01	254	$7.92
	1,547	8.7	$5.93	617	$7.17

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.5 - 4.2%	1.5 - 1.6%
Expected term (years)	6	6
Expected volatility	70%	70%
Dividends	0.0%	0.0%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	622	$10.29
Restricted stock awards granted	—	$—
Restricted stock awards vested	(237)	$10.20
Restricted stock awards cancelled	(5)	$10.81
Non-vested at March 31, 2023	380	$10.34

The total fair value of restricted stock awards vested during the three months ended March 31, 2023 was approximately $2,419. At March 31, 2023 there was approximately $1,643 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.4 years. The number of restricted stock awards that are expected to vest are as follows: 136 in the quarter ending June 30, 2023; 169 in the quarter ending September 30, 2023; and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at March 31, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

Restricted Stock Units

Restricted stock units granted to employees and non-employees generally vest over one to four years in annual equal increments. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant.

Restricted stock unit activity under the 2020 Plan is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	86	$6.33
Restricted stock units granted	468	$2.65
Restricted stock units vested	(15)	$6.04
Restricted stock units cancelled	(25)	$2.65
Non-vested at March 31, 2023	514	$3.16

The total fair value of restricted stock units vested during the three months ended March 31, 2023 was approximately $91. At March 31, 2023 there was approximately $1,334 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of March 31, 2023, the Company has reserved 451 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986.

As of March 31, 2023, 164 shares of common stock have been issued to employees participating in the 2020 ESPP and 287 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan and the 2020 ESPP in the Company's condensed statements of operations:

	Three Months Ended March 31,
	2023	2022
Cost of revenue – product	$83	$52
Cost of revenue – service	46	30
Selling, general and administrative expenses	1,426	1,377
Research and development expenses	171	148
Total	$1,726	$1,607

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2023	$3,150
2024	1,681
2025	873
2026	159
2027	5
Thereafter	—
Total unrecognized stock-based compensation expense	$5,868

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at March 31, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 11. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,272)	$(6,674)
Weighted average number of shares of common stock	10,716	9,967
Basic and diluted net loss per share	$(0.40)	$(0.67)

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded 894 shares of underlying unvested restricted stock awards and units and 1,547 outstanding stock options for the three months ended March 31, 2023 and 1,049 shares of underlying unvested restricted stock awards and units and 1,102 outstanding stock options for the three months ended March 31, 2022 from its net loss per diluted share calculations because their effect was anti-dilutive.

The anti-dilutive weighted average shares excluded from the diluted net loss per share diluted shares calculations were:

	Three Months Ended March 31,
	2023	2022
Restricted stock awards and units	868	1,073
Outstanding stock options	1,515	1,052
Total	2,383	2,125

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars and shares in thousands)

Note 12. Subsequent Event

On May 12, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with NR-GRI Partners, LP (“NR-GRI”), whereby it agreed to sell to NR-GRI, for an aggregate purchase price of $20,000, an aggregate of 20 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock”, par value $0.01 per share (the “Convertible Preferred Stock”), which have a stated value of $1,000 per share and are convertible into shares of the Company’s common stock (the “Conversion Shares”), and warrants (the “Warrants”) to purchase an aggregate of 4,367 shares of common stock (the “Warrant Shares”). Upon issuance at the closing, 50% of the Warrants will have an exercise price equal to $2.45 per share, and 50% of the Warrants will have an exercise price equal to $3.0625 per share, subject in each instance to adjustments as provided under the terms of the Warrants.

Holders of Convertible Preferred Stock will be entitled to vote on an as-converted basis with holders of common stock, subject to a limitation providing that that the shares of Convertible Preferred Stock will not be convertible to the extent that the conversion would cause NR-GRI to become the beneficial owner of more than 19.99% of the Company’s common stock (the “Ownership Blocker”). The Company will be obligated to call and hold a special meeting of its stockholders to approve the removal of the Ownership Blocker in compliance with Nasdaq rules. The Convertible Preferred Stock will rank senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. The shares of Convertible Preferred Stock will automatically be redeemed in connection with certain transactions (“Fundamental Transactions”), including a merger, sale of all or substantially all the assets of the Company, recapitalization, or the sale by the Company of shares resulting in more than 50% ownership by a person or group. In such event, the redemption price would be equal to the greater of the stated value of the shares of Convertible Preferred Stock or the consideration per share of common stock in the Fundamental Transaction (or in the absence of such consideration, the volume-weighted average price of the Company’s common stock immediately preceding the closing of the Fundamental Transaction).

The Company anticipates that the transaction will close on May 19, 2023, subject to customary closing conditions. The Company anticipates that net proceeds from the transaction will be approximately $19,100 after offering expenses. The Company plans to use the funds for working capital and other general corporate purposes.

In connection with the parties’ entry into the SPA, on May 12, 2023, the Company and NR-GRI entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a resale registration statement with respect to the resale of the Conversion Shares and the Warrant Shares not later than 45 calendar days following the closing and to use its reasonable best efforts to cause such resale registration statement to be declared effective by the SEC as soon as practicable, but in no event later than 90 calendar days following the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current product portfolio includes the LENSAR Laser System and ALLY® Adaptive Cataract Treatment System, or ALLY System, and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System, which has received clearance from the U.S. Food and Drug Administration, or FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. The FDA clearance is the first stage of a planned, two step commercial release strategy. As the second stage of the strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as a predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit a 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we are delivering the ALLY System to surgeons with the phacoemulsification features disabled and/or removed. In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and we intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of March 31, 2023, consisted of approximately 50 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the global supply chain disruptions with respect to certain products, including increasing lead times required for the ordering of component parts to meet targeted production goals, unpredictability with respect to suppliers’ ability to fulfill orders in the requested quantities within the agreed timeframe, and the ability to find alternative component parts.

Our revenue decreased from $9.3 million for the three months ended March 31, 2022 to $8.3 million for the three months ended March 31, 2023, representing a decrease of 12%, primarily due to decreased systems sales and decreased procedure volume. Our net losses were $4.3 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in net loss is primarily due to decreased research and development costs for the ALLY System. Our installed base of LENSAR Laser Systems and ALLY Systems is approximately 275 as of March 31, 2023.

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

Our revenues and operating expenses are also difficult to predict and depend on several factors, including the level of ongoing research and development requirements necessary to further develop and/or obtain further regulatory clearance or certification of our ALLY System, the number of laser systems we manufacture, sell, and lease on an annual basis, the availability of capital and direction from regulatory agencies or notified bodies, which are difficult to predict. We may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and payments.

Although procedure volume in 2021 and 2022 returned to levels consistent with those seen prior to the start of the COVID-19 pandemic in 2020, global supply chain disruptions that originated during the COVID-19 pandemic and other macroeconomic factors continue to influence our operations, particularly as it relates to building inventory for the ALLY System. We have experienced some supply chain disruptions and unavailability of various component parts needed for our systems, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to our suppliers’ ability to fulfill orders in the requested quantities, within the agreed timeframe, as well as an increase of costs associated with certain raw materials and component parts. To date, we have maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to meet the expected needs of our launch of the ALLY System; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators. The lingering impacts of COVID-19 into early 2023, along with global economic uncertainty, have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across multiple industries. We have seen significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our systems, and expect these trends to continue. While we are not directly exposed to economic conditions in Russia or Ukraine, the ongoing war between Russia and Ukraine has also had a substantial impact on global supply chains and may be a contributing factor to the supply chain shortages we are experiencing. Supply chain disruptions and broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our systems. For the three months ended March 31, 2023, approximately 92% of our revenue was attributable to recurring sources, compared to 89% for the three months ended March 31, 2022.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change from Prior
(Dollars in thousands)	2023	2022	Year (%)
Revenue
Product	$5,658	$6,969	(19)%
Lease	1,629	1,399	16%
Service	965	972	(1)%
Total revenue	$8,252	$9,340	(12)%
Cost of revenue (exclusive of amortization)
Product	$2,299	$2,694	(15)%
Lease	494	474	4%
Service	1,139	1,480	(23)%
Total cost of revenue	$3,932	$4,648	(15)%

Revenue

Total revenue for the three months ended March 31, 2023 decreased by $1.1 million, or 12%, compared to the three months ended March 31, 2022.

Product revenue for the three months ended March 31, 2023 decreased by $1.3 million, or 19%, compared to the three months ended March 31, 2022. The decrease was primarily attributable to decreased procedure volume outside of the U.S. and Europe, primarily associated with an approximate $1.5 million decrease in procedure revenue in South Korea, during the three months ended March 31, 2023, as compared to the three month period ended March 31, 2022. The decrease in procedure volume was driven by ongoing cataract procedure reimbursement challenges between ophthalmic surgical practices and third-party payors in South Korea partially offset by an increase in procedure volume in the United States and Europe of 13% and 5%, respectively. We anticipate these challenges in South Korea will continue for the near term.

Service revenue for each of the three months ended March 31, 2023 and 2022 was $1.0 million. Our U.S. sales represented 64% and 50% of product and service revenue for the three months ended March 31, 2023 and 2022, respectively.

Lease revenue for the three months ended March 31, 2023 increased by $0.2 million, or 16%, compared to the three months ended March 31, 2022.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2023 decreased by $0.7 million, or 15%, compared to the three months ended March 31, 2022.

Cost of product revenue for the three months ended March 31, 2023 decreased by $0.4 million, or 15%, compared to the three months ended March 31, 2022. The lower cost of product revenue was attributable to decreased procedure volume between the periods. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY System inventory and availability of systems; however, these increases are partially offset by ALLY System raw materials and production costs through April 2022 being charged to research and development expenses rather than inventory.

Cost of service revenue for the three months ended March 31, 2023 decreased by $0.3 million, or 23%, compared to the three months ended March 31, 2022 primarily due to lower service costs.

Cost of lease revenue for the three months ended March 31, 2023 and 2022 was $0.5 million and consists primarily of depreciation of leased systems.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2023 were $6.8 million, an increase of $0.5 million, or 8%, compared to $6.3 million for the three months ended March 31, 2022. The increase was due primarily to an increase in sales and marketing expenses due to the commercial launch of the ALLY System. We expect selling, general and administrative expense to increase from current levels as we continue to launch the ALLY System.

Research and Development. Research and development expenses for the three months ended March 31, 2023 were $1.7 million, a decrease of $3.1 million, or 66%, compared to $4.8 million for the three months ended March 31, 2022. The decrease was primarily attributable to significantly lower development costs associated with the ALLY System's clearance by the FDA in the second quarter of 2022, which included approximately $2.4 million of inventory costs that was expensed to research and development in the three months ended March 31, 2022. Following our receipt of 510(k) clearance for the ALLY System from the FDA in June 2022, all ALLY System inventory costs are being capitalized to inventory. With the clearance of the ALLY System in the United States, we expect a decrease in development activity and related costs incurred in the future.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended March 31, 2023, consistent with the three months ended March 31, 2022.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net loss	$(4,272)	$(6,674)
Less: Interest income	(89)	(9)
Add: Depreciation expense	578	541
Add: Amortization expense	276	309
EBITDA	(3,507)	(5,833)
Add: Stock-based compensation expense	1,726	1,607
Adjusted EBITDA	$(1,781)	$(4,226)

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

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2023 and 2022, we had net losses of $4.3 million and $6.7 million, respectively, and as of March 31, 2023, we had an accumulated deficit of $101.8 million. We expect to continue to incur losses and operating cash outflows for the near future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of March 31, 2023, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products and issuance of convertible preferred stock and warrants, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

In the future, we may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources. We may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

On May 12, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with NR-GRI Partners, LP (“NR-GRI”), whereby we agreed to sell to NR-GRI, for an aggregate purchase price of $20.0 million an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share” (the “Convertible Preferred Stock”), which have a stated value of $1,000 per share and will be convertible into shares of the Company’s common stock, and warrants (the “Warrants”) to purchase an aggregate of 4.4 million shares of our common stock. Upon issuance at the closing, 50% of the Warrants will have an exercise price equal to $2.45 per share, and 50% of the Warrants will have an exercise price equal to $3.0625 per share, subject in each instance to adjustments as provided under the terms of the Warrants. We anticipate that the transaction will close on May 19, 2023, subject to customary closing conditions, and that net proceeds from the transaction will be approximately $19.1 million after offering expenses. Additionally, the terms of our Convertible Preferred Stock we expect to issue will restrict our ability to incur debt in excess of $1.0 million.

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

Our material contractual obligations and commercial commitments at March 31, 2023 primarily consist of $2.7 million in operating lease liabilities for our facility lease and $4.7 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 24 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021 (the “Registration Statement”) under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. We also simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $35.0 million of our common stock from time to time in “at-the-market” (“ATM”) offerings under the Registration Statement. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM offering, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. No shares were sold under the ATM during the quarters ended March 31, 2023 and 2022.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(6,696)	$(2,607)
Net cash used in investing activities	(8)	(46)
Net cash (used in) provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(6,704)	$(2,653)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $6.7 million, consisting primarily of a net loss of $4.3 million and a decrease in net operating assets of $5.1 million, partially offset by non-cash charges of $2.7 million. The decrease in net operating assets was primarily due to changes in inventories offset by changes in accounts receivable and accrued liabilities. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2022 was $2.6 million, consisting primarily of a net loss of $6.7 million and a decrease in net operating assets of $1.3 million, partially offset by non-cash charges of $2.7 million. The decrease in net operating assets was primarily due to changes in accounts receivable, inventories and accrued liabilities offset by changes in prepaid and other current assets. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2021, we granted stock options to directors, employees, and non-employees. During the three months ended March 31, 2023, we granted stock options and restricted stock units to employees and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors and employees.

At March 31, 2023, there was approximately $1.6 million, $1.3 million, and $2.9 million of total unrecognized compensation expense related to restricted stock awards, restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 0.4 years, 2.0 years and 2.8 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
2023	$3,150
2024	1,681
2025	873
2026	159
2027	5
Thereafter	—
Total unrecognized stock-based compensation expense	$5,868

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at March 31, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The impact of accounting estimates and judgments on our financial condition and results of operations due to the COVID-19 pandemic and global macroeconomic conditions originating during the pandemic has introduced additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and such differences may be material.

There have been no significant and material changes in our critical accounting estimates during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $8.0 million as of March 31, 2023. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believe there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2023.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of March 31, 2023, one customer accounted for 13% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not party to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report, as well as our other public filings with the SEC, before deciding to invest in our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects, as well as the price of our common stock, could be materially and adversely affected.

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

For the years ended December 31, 2021 and 2022, we had net losses of $19.6 million and $19.9 million, respectively, and for the three months ended March 31, 2022 and 2023, we had net losses of $6.7 million and $4.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $101.8 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue from the sale or lease of our LENSAR Laser and ALLY Systems as well as the associated procedure licenses and sale of consumables used in each procedure involving our systems. The future commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue from the sale or lease of our LENSAR Laser and ALLY Systems and the associated procedure licenses and consumables used in each procedure involving our systems, and expect that this will account for a majority of our revenue in the foreseeable future. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance or certifications in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of systems.

Our ability to maintain our market share, execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption and continued acceptance of our LENSAR Laser System and ALLY System by surgeons, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers, or ASCs. Our systems are currently used in advanced cataract procedures for which surgeon reimbursement continues to decline and patients pay a significant portion of the cost of the procedure. We cannot predict the extent to which patients will continue to seek out these types of procedures. Further, we cannot predict if cataract surgeons will continue to use our LENSAR Laser System or how quickly cataract surgeons will accept the ALLY System, or any planned or future products we introduce, and, if accepted, how frequently any such products will be used. Our current products may not maintain, and our ALLY System or any planned or future products we may develop or market may never gain, broad market acceptance among cataract surgeons and the medical community for the procedures in which they are designed to be used. Our ability to maintain and increase market acceptance of our products depends on a number of factors, including:

•
our ability to provide visual outcomes and economic data that show the safety, efficacy, cost effectiveness and other patient benefits from use of our LENSAR Laser System, ALLY System or other future products;
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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two-step commercial release strategy. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. In addition, we submitted the ALLY System for certification in the European Union, or EU, in September 2022 and

intend to submit additional marketing or certification applications outside the United States in an effort to commercialize the ALLY System in additional countries and operating regions. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. If we continue to experience supply chain constraints, we may be unable to deliver ALLY Systems as planned.

As the second stage of the strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as a predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit a 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Further, we are relying on a third party to manufacture and obtain clearance on the phacoemulsification component of our ALLY System, and do not currently possess the internal resources or know-how to do so without their assistance. Accordingly, we are delivering the ALLY System to surgeons with the phacoemulsification features disabled and/or removed.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System and ALLY System as well as purchases of our consumables and licensed applications outside of the United States. For the three months ended March 31, 2023, one customer accounted for 13% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance in the applicable region, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, further regulatory clearances and launch of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We have also experienced negative effects on our capital requirements from supply chain interruptions, and we expect that supply chain disruptions will negatively affect our capital requirements and the availability of funds to finance those requirements in the future. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all.

As of the date of this Quarterly Report, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business for at least one year from the date of issuance of these condensed financial statements. We may seek additional funds from public or private stock offerings, borrowings under credit facilities or other sources that we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including, but not limited to:

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our LENSAR Laser System and ALLY System is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In connection with the commercial launch of the ALLY System, we have modified our manufacturing operations from producing the LENSAR Laser Systems to the ALLY System. We could underestimate the worldwide demand for the ALLY System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the FLACS procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory. As the second stage of the strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as a predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit a 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we are delivering the ALLY System to surgeons with the phacoemulsification features disabled and/or removed. If the third party is unsuccessful in obtaining clearance on its projected timelines, or at all, we could be delayed in our submission for 510(k) clearance for the phacoemulsification features of our ALLY System, and/or we may be required to find an alternative component from a different third party to replace the component the third party is developing. We may be unable to identify a replacement supplier, and even if we are, the use of a different third party component could require additional data or other activities that could increase our costs or delay our projected timing. If any of these events were to occur, we could be materially delayed in our efforts to seek 510(k) clearance of all features of our ALLY System. Even if the third party obtains clearance for the phacoemulsification device, the FDA has significant discretion in the 510(k) clearance process, and we cannot guarantee that we will obtain clearance of our ALLY System as proposed.

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

In the EU, devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and devices placed on the market from May 26, 2021 in accordance with the requirements of the transitional provisions, may generally continue to be made available on the market or put into service until May 26, 2025. In particular, no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the EU Medical Devices Regulation and therefore to have a notified body conducting a new conformity assessment of the devices. Once our devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

We own numerous issued patents and pending patent applications. As of March 31, 2023, we owned approximately 53 U.S. patents, 34 pending U.S. patent applications, 124 issued foreign patents, and 83 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We have entered into an agreement to issue shares of convertible preferred stock, and may in the future issue additional shares of preferred stock, with terms that could dilute the voting power or reduce the value of our common stock.

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

Pursuant to the SPA dated as of May 12, 2023, by and between the Company and NR-GRI, we intend to issue an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share,” which have a stated value of $1,000 per share and are convertible into shares of common stock. Holders of shares of convertible preferred stock will be entitled to vote on an as-converted basis with holders of shares of common stock. The convertible preferred stock will rank senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of convertible preferred stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of convertible preferred stock will also be entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences we plan to assign to holders of the convertible preferred stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

10.1+	Securities Purchase Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.1	5/15/2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+ Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: May 15, 2023	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2023	/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)