Form 10-Q
period 2023-06-30
LENSAR, Inc.
filed 2023-08-09
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

As of August 2, 2023, there were 11,246,205 shares of the registrant’s Common Stock outstanding.

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product	$9,377	$5,733	$15,035	$12,702
Lease	1,691	1,415	3,320	2,814
Service	944	890	1,909	1,862
Total revenue	12,012	8,038	20,264	17,378
Cost of revenue (exclusive of amortization)
Product	3,665	1,765	5,964	4,459
Lease	496	484	990	958
Service	1,090	897	2,229	2,377
Total cost of revenue	5,251	3,146	9,183	7,794
Operating expenses
Selling, general and administrative expenses	7,854	7,569	14,609	13,847
Research and development expenses	1,499	3,834	3,149	8,622
Amortization of intangible assets	275	287	551	596
Operating loss	(2,867)	(6,798)	(7,228)	(13,481)
Other (expense) income
Change in fair value of warrant liabilities	(5,997)	—	(5,997)	—
Other income, net	111	39	200	48
Net loss	$(8,753)	$(6,759)	$(13,025)	$(13,433)
Net loss per common share:
Basic and diluted	$(0.81)	$(0.67)	$(1.21)	$(1.34)
Weighted-average number of common shares used in calculation of net loss per share:
Basic and diluted	10,820	10,073	10,768	10,020

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,466	$14,674
Accounts receivable, net of allowance of $30 and $56, respectively	3,223	6,040
Notes receivable, net of allowance of $12 and $4, respectively	595	200
Inventories	18,152	11,740
Prepaid and other current assets	1,728	1,062
Total current assets	49,164	33,716
Property and equipment, net	605	563
Equipment under lease, net	6,159	6,316
Notes and other receivables, long-term, net of allowance of $25 and $9, respectively	1,221	442
Intangible assets, net	11,571	12,122
Other assets	2,476	2,685
Total assets	$71,196	$55,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,619	$5,422
Accrued liabilities	4,321	4,700
Deferred revenue	1,067	768
Operating lease liabilities	549	531
Total current liabilities	10,556	11,421
Long-term operating lease liabilities	2,033	2,272
Warrant liabilities	11,602	—
Other long-term liabilities	568	167
Total liabilities	24,759	13,860
Commitments and contingencies (Note 9)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 and no shares authorized at June 30, 2023 and December 31, 2022, respectively; 20 and no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $20,000 and $0 at June 30, 2023 and December 31, 2022, respectively	13,747	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 9,980 and 10,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at June 30, 2023 and December 31, 2022; 11,199 and 11,093 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	112	111
Additional paid-in capital	143,111	139,381
Accumulated deficit	(110,533)	(97,508)
Total stockholders’ equity	32,690	41,984
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$71,196	$55,844

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(13,025)	$(13,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,158	1,110
Amortization of intangible assets	551	596
Non-cash operating lease cost	267	260
Provision for expected credit losses	(2)	125
Stock-based compensation expense	3,550	3,244
Change in fair value of warrant liabilities	5,997	—
Changes in operating assets and liabilities:
Accounts receivable	2,844	1,871
Notes receivable	(1,199)	149
Prepaid and other current assets	(666)	470
Inventories	(7,265)	(818)
Accounts payable	(804)	1,497
Accrued liabilities	(668)	(232)
Other	422	(236)
Net cash used in operating activities	(8,840)	(5,397)
Cash flows from investing activities
Purchase of property and equipment	(189)	(56)
Net cash used in investing activities	(189)	(56)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	14,035	—
Proceeds from issuance of warrants	5,605	—
Proceeds from issuance of common stock under employee stock purchase plan	181	212
Payment of contingent consideration	—	(1,200)
Net cash provided by (used in) financing activities	19,821	(988)
Net increase (decrease) in cash and cash equivalents	10,792	(6,441)
Cash and cash equivalents at beginning of the period	14,674	31,637
Cash and cash equivalents at end of the period	$25,466	$25,196

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information
Cash paid for taxes	$18	$10

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$1,281	$1,416
Transfer from (to) Inventories to (from) Property and equipment, net	$(428)	$34
Accrued offering costs	$(289)	$—

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A
	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	—	$—	11,093	$111	$139,381	$(97,508)	$41,984
Stock-based compensation	—	—	—	—	1,726	—	1,726
Issuance of common stock	—	—	15	—	—	—	—
Restricted stock awards cancelled	—	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	(4,272)	(4,272)
Balance as of March 31, 2023	—	—	11,103	111	141,107	(101,780)	39,438
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $649	20	13,747	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,824	—	1,824
Issuance of common stock under the 2020 ESPP	—	—	71	1	180	—	181
Issuance of common stock under the 2020 Plan	—	—	26	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—
Net loss	—	—	—	—	—	(8,753)	(8,753)
Balance as of June 30, 2023	20	$13,747	11,199	$112	$143,111	$(110,533)	$32,690

	Series A
	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	10,990	$110	$132,363	$(77,594)	$54,879
Stock-based compensation	—	—	—	—	1,607	—	1,607
Restricted stock awards cancelled	—	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	(6,674)	(6,674)
Balance as of March 31, 2022	—	—	10,985	110	133,970	(84,268)	49,812
Issuance of common stock under the 2020 ESPP	—	—	37	—	212	—	212
Restricted stock awards cancelled	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	1,637	—	1,637
Net loss	—	—	—	—	—	(6,759)	(6,759)
Balance as of June 30, 2022	—	$—	11,021	$110	$135,819	$(91,027)	$44,902

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s laser systems, which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its next-generation ALLY® Adaptive Cataract Treatment System (“ALLY System”), which combines all of the features from the LENSAR Laser System with a dual-pulse laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform a sterile femtosecond laser assisted cataract procedure in a single operating room or in-office surgical suite. The ALLY System, which has received clearance from the U.S. Food and Drug Administration (“FDA”), enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery (“FLACS”) procedure in a single, sterile environment. The Company executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is now available to U.S. cataract surgeons and has also received regulatory clearance in India. In addition, the Company submitted the ALLY System for certification in the European Union, or EU, in September 2022 and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in an effort to commercialize the ALLY System in additional countries and operating regions.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of June 30, 2023, had an accumulated deficit of $110,533. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages, inflationary pressures and price increases that originated during the pandemic. The Company has experienced some supply chain disruptions and increased costs or unavailability of various component parts needed for the development and supply of the ALLY System originally connected with the COVID-19 pandemic, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to the availability and delivery timing of these parts. The extent to which the COVID-19 outbreak, and current or future variants, will further negatively impact the Company’s business or operating results cannot be determined with certainty at this time. To date, the Company has maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to facilitate the launch of the ALLY System. If supply chain shortages and disruptions continue or worsen, or the Company is unable to find suitable alternative component parts, there is no guarantee the Company will be able to meet customer demand for the ALLY System following its launch. In addition, pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

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

Accounting Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes to the condensed financial statements. The accounting estimates that require management’s most significant, difficult and subjective judgments include, but are not limited to, revenue recognition and allowance for expected credit losses, the valuation of notes receivable and inventory, the assessment of recoverability of intangible assets and their estimated useful lives, the valuation and recognition of stock-based compensation, operating lease right-of-use assets and liabilities, the recognition and measurement of current and deferred income tax assets and liabilities, and the valuation of warrant liabilities. Management evaluates its estimates on an ongoing basis as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from these estimates.

The COVID-19 pandemic and global macroeconomic conditions originating during the pandemic continue to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain, including supply chain disruptions and price increases, as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2023 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's condensed financial statements as of and for the three and six months ended June 30, 2023 and 2022. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the condensed financial statements in future reporting periods.

As of the date of issuance of these unaudited condensed interim financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

Derivative Financial Instruments

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Warrants issued by the Company that do not

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

meet the criteria for equity treatment are recorded as liabilities. We do not use financial instruments or derivatives for any trading purposes.

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

Fair value measurements are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of June 30, 2023:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Warrant derivative liabilities	$—	$—	$11,602	$11,602
Total liabilities	$—	$—	$11,602	$11,602

There were no assets or liabilities measured at fair value as of June 30, 2022.

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the quarter ended June 30, 2023 is set forth below:

	Fair Value at May 18, 2023	Change in Fair Value	Fair Value at June 30, 2023
Series A Warrant	$2,971	$3,085	$6,056
Series B Warrant	2,634	2,912	5,546
Total warrant liabilities	$5,605	$5,997	$11,602

The carrying value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying value of the Company’s notes receivable also approximates fair value based on the associated credit risk. There have been no transfers between levels.

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and six months ended June 30, 2023 and 2022 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. The Company has not completed an analysis to determine whether any such limitations have been triggered as of June 30, 2023, however, the Company notes that the Securities Purchase Agreement may have an impact on ownership for purposes of this analysis. Until a study is completed and

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

any limitation known, the Company will not make adjustments to its deferred tax assets. Due to the existence of the valuation allowance, future changes in the Company’s deferred taxes will not impact its effective tax rate or balance sheet.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$7,105	$4,097	$11,369	$8,067
South Korea	16	662	25	2,096
Europe	1,983	956	3,521	2,575
Asia (excluding South Korea)	1,128	771	1,836	1,551
Other	89	137	193	275
Total[1]	$10,321	$6,623	$16,944	$14,564

1.
The table above does not include lease revenue of $1,691 and $1,415 for three months ended June 30, 2023 and 2022, respectively, and $3,320 and $2,814 for the six months ended June 30, 2023 and 2022, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of June 30, 2023	As of December 31, 2022
Accounts receivable, current	Accounts receivable, net	$3,223	$6,040
Notes receivable, current	Notes receivable, net	$595	$200
Notes receivable, long-term	Notes and other receivables, long-term, net	$1,221	$442
Contract asset, current	Prepaid and other current assets	$825	$332
Deferred revenue, current	Deferred revenue	$1,067	$768
Deferred revenue, non-current	Other long-term liabilities	$343	$17
Contract liability, long-term	Other long-term liabilities	$223	$150

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2022	$56
Provision for credit losses	(26)
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2023	$30

Accounts receivable, allowance for credit losses as of December 31, 2021	$47
Provision for credit losses	(6)
Write-offs	(16)
Accounts receivable, allowance for credit losses as of June 30, 2022	$25

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.0% to 7.0%. The Company recorded interest income on notes receivable during the three months ended June 30, 2023 and 2022 of $20 and $3, respectively, and during the six months ended June 30, 2023 and 2022 of $32 and $8, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2022	$13
Provision for credit losses	24
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2023	$37

Notes receivable, allowance for credit losses as of December 31, 2021	$63
Provision for credit losses	130
Write-offs	(11)
Notes receivable, allowance for credit losses as of June 30, 2022	$182

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2022	$332
Contract assets recognized	889
Payments received	(250)
Write-off due to contract modification	(146)
Contract assets as of June 30, 2023	$825

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2022	$935
Billings not yet recognized as revenue	1,324
Beginning contract liabilities recognized as revenue	(626)
Contract liabilities as of June 30, 2023	$1,633

Contract liabilities as of December 31, 2021	$970
Billings not yet recognized as revenue	637
Beginning contract liabilities recognized as revenue	(633)
Contract liabilities as of June 30, 2022	$974

Transaction Price Allocated to Future Performance Obligations

At June 30, 2023, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $15,705. The Company expects to satisfy its remaining performance obligations by December 31, 2029, with $3,155 to be satisfied by December 31, 2023, $4,704 to be satisfied by December 31, 2024, $3,687 to be satisfied by December 31, 2025, $2,194 to be satisfied by December 31, 2026, $1,361 to be satisfied by December 31, 2027, $486 to be satisfied by December 31, 2028, and $118 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of June 30, 2023	As of December 31, 2022
Finished Goods	$6,303	$4,002
Work-in-process	2,753	797
Raw Materials	9,096	6,941
Total	$18,152	$11,740

Note 5. Leases

Lessor Arrangements

The Company has operating leases systems. The Company’s leases have remaining lease terms of less than one year to six years. Lease revenue for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease revenue	$1,691	$1,415	$3,320	$2,814

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,196)	$2,096	$4,292	$(2,028)	$2,264
Acquired technology [1,3,4]	13,900	(4,425)	9,475	13,900	(4,042)	9,858
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$18,762	$(7,191)	$11,571	$18,762	$(6,640)	$12,122
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

Amortization expense for three months ended June 30, 2023 and 2022 was $275 and $287, respectively, and for the six months ended June 30, 2023 and 2022 was $551 and $596, respectively.

Based on the intangible assets recorded at June 30, 2023, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2023	546
2024	1,125
2025	1,234
2026	1,224
2027	1,215
2028	1,008
Thereafter	5,219
Total remaining estimated amortization expense	$11,571

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2023	As of December 31, 2022
Compensation	$2,369	$3,348
Professional services	562	437
Customer advances	90	171
Warranty	184	120
Accrued offering costs	401	—
Other	715	624
Total	$4,321	$4,700

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 8. Warrant Liabilities

In May 2023, the Company completed the Private Placement (as defined below), which included the issuance of warrants (the “Warrants”) to purchase an aggregate of 4,367 shares of common stock (the “Warrant Shares”). Fifty percent of the Warrants have an exercise price equal to $2.45 per share (the “Series A Warrant”), and 50% of the Warrants have an exercise price equal to $3.0625 per share (the “Series B Warrant”), subject in each instance to adjustments as provided under the terms of the Warrants. Refer to Note 10, Redeemable Convertible Preferred Stock, for more details related to the Private Placement.

Upon the occurrence of certain transactions (“Fundamental Transactions,” as defined below), the Warrants provide that they are redeemable by the holder thereof for a value determined using a Black Scholes option pricing model with inputs calculated as described in the applicable Warrant, which includes a 100% floor on the volatility input to be utilized. The Company has determined that this provision introduces leverage to the holders of the Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company classified the fair value of the Warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. Of the $20,000 gross proceeds for the Private Placement, $5,605 was allocated to the Warrants and the remaining $14,395 was allocated to the Series A Redeemable Convertible Preferred Stock.

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions for the three and six months ended June 30, 2023 and 2022:

	June 30, 2023	May 18, 2023 (date issued)
Risk-free interest rate	4.1%	3.7%
Expected term (years)	4.9	5.0
Expected volatility	55%	55%
Dividends	0.0%	0.0%

Expected term: The expected term for the warrant liabilities was based on the remaining contractual term of the Warrants.

Risk-free interest rate: The risk-free interest rate was based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected term.

Expected volatility: The expected volatility for the warrant liabilities was based on an index of the historical volatilities of a group of comparable publicly-traded medical device and other peer companies, which the Company believed was representative of the volatility of its common stock.

Expected dividend yield: The Company does not intend to pay dividends for the foreseeable future. Accordingly, the Company used a dividend yield of zero in the assumptions.

Note 9. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $8,959 over the next 18 months. LENSAR expects to meet these requirements.

Royalty Payments

The Company acquired certain intellectual property, which would result in royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

2021. The Company filed for the ERC in the amount of approximately $1,600 in the first quarter of 2023. Should the Company receive the full ERC, it will owe $250 in contingent professional fees. Given the uncertainty the ERC will be allowed by the Internal Revenue Service and the amount received, if any, cannot be estimated, the Company has not recognized any amounts in the condensed financial statements as of June 30, 2023. Refer to Note 15, Subsequent Event.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.

In addition, on June 26, 2023, a stockholder of the Company filed a complaint against the Company and certain of its officers and members of the board of directors (“Defendants”) in the United States District Court for Delaware, captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (the “Schaper Action”). Defendants moved on July 17, 2023 to dismiss the complaint. On July 27, 2023, the parties filed a stipulation extending Schaper’s time to respond to the motion to dismiss. Pursuant to the stipulation, Schaper is required to file an amended complaint on or before August 14, 2023.

The Company vigorously denies that the definitive proxy statement filed with the SEC on June 20, 2023 was deficient in any respect. The Company believes the allegations and claims asserted in the Schaper Action are without merit and that supplemental disclosures were not required or necessary under applicable laws. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

This matter or other such matters may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices, even if we believe the claims asserted against us are without merit. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any such actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Note 10. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

In May 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with NR-GRI Partners, LP (“NR-GRI”), whereby it sold to NR-GRI, for an aggregate purchase price of $20,000, 20 shares of Series A Redeemable Convertible Preferred Stock and the Warrants (the “Private Placement”). Refer to Note 8, Warrant Liabilities, for more details related to the Warrants. The Series A Redeemable Convertible Preferred Stock is convertible into 7,940 shares of common stock at the election of NR-GRI.

On August 1, 2023, the Company’s stockholders voted to approve the issuance of shares of the Company’s common stock issuable upon conversion of the shares of Series A Redeemable Convertible Preferred Stock and exercise of the Warrants. As a result of the stockholders’ approval of the Private Placement, applicable ownership limitations under Nasdaq rules were lifted, and NR-GRI became entitled to convert shares of Series A Redeemable Convertible Preferred Stock or exercise Warrants up to the full amount purchased in the Private Placement.

Holders of Series A Redeemable Convertible Preferred Stock are entitled to vote on an as-converted basis with holders of common stock. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. The shares of Series A Redeemable Convertible Preferred Stock will automatically be redeemed in connection with certain transactions (“Fundamental Transactions”), including a merger, sale of all or substantially all the assets of the Company, recapitalization, or the sale by the Company of shares resulting in more than 50% ownership by a person or group. In such event, the redemption price would be equal to the greater of the stated value of the shares of Series A Redeemable Convertible Preferred Stock or the consideration per share of common stock in the Fundamental Transaction (or in the absence of such consideration, the volume-weighted average price of the Company’s common stock immediately preceding the closing of the Fundamental Transaction).

The Series A Redeemable Convertible Preferred Stock is classified as temporary equity in the condensed balance sheet because redemption automatically occurs upon a Fundamental Transaction. However, redemption is not considered probable; therefore, the

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Series A Redeemable Convertible Preferred Stock is not accreted to face value. The proceeds of the transaction were allocated first to the fair value of warrants due to the classification of the warrants as a liability on the condensed balance sheet and the remainder of the proceeds were allocated to the Series A Redeemable Convertible Preferred Stock. Offering costs of $901 were allocated ratably based on the allocation of proceeds; $253 was allocated to the general and administrative expenses and $648 was allocated to Series A Redeemable Convertible Preferred Stock. Series A Redeemable Convertible Preferred Stock is presented net of offering costs on the condensed balance sheet.

In connection with the parties’ entry into the SPA, the Company and NR-GRI entered into a Registration Rights Agreement, pursuant to which the Company filed a resale registration statement on Form S-3 (No. 333-272930) with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the shares of Series A Redeemable Convertible Preferred Stock and exercise of the Warrants.

Note 11. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and six months ended June 30, 2023 and 2022.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-255136), which was filed with the SEC on April 8, 2021 (the “Registration Statement”), under which the Company may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. The Company also simultaneously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market” (“ATM”) offerings under the Registration Statement. No shares were sold under the ATM during the three and six months ended June 30, 2023 and 2022.

Note 12. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of June 30, 2023, the Company has reserved a total of 4,984 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2022	1,002
Authorized	555
Granted/Awarded	(1,368)
Cancelled	68
Balance at June 30, 2023	257

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,202	$6.91	8.7	$—
Options granted	826	$2.97
Options exercised	—	$—
Options cancelled	(32)	$5.60
Outstanding at June 30, 2023	1,996	$5.30	8.8	$1,037

Vested and expected to vest at June 30, 2023	1,996	$5.30	8.8	$1,037
Vested and exercisable at June 30, 2023	710	$7.01	8.1	$23

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2023 was $2.10 and $1.94, respectively. The total fair value of options vested during the three and six months ended June 30, 2023 was approximately $604 and $1,794, respectively. Total unrecognized compensation expense of $3,409 related to stock options will be recognized over a weighted average period of 2.3 years.

The following table summarizes information about stock options outstanding and vested as of June 30, 2023:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.52 - $3.10	360	9.5	$2.66	—	$—
$3.23	455	9.9	$3.23	22	$3.23
$4.86 - $5.95	27	9.0	$5.75	4	$5.95
$6.04	418	8.5	$6.04	148	$6.04
$6.07 - $8.62	736	7.9	$7.44	536	$7.44
	1,996	8.8	$5.30	710	$7.01

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.5 - 3.9%	2.5 - 3.0%	3.5 - 4.2%	1.5 - 3.0%
Expected term (years)	6	6	6	6
Expected volatility	70%	70%	70%	70%
Dividends	0.0%	0.0%	0.0%	0.0%

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

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	622	$10.29
Restricted stock awards granted	—	$—
Restricted stock awards vested	(373)	$10.20
Restricted stock awards cancelled	(6)	$10.81
Non-vested at June 30, 2023	243	$10.42

The total fair value of restricted stock awards vested during the three and six months ended June 30, 2023 was approximately $1,387 and $3,806, respectively. At June 30, 2023 there was approximately $498 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.1 years. The number of restricted stock awards that are expected to vest are as follows: 168 in the quarter ending September 30, 2023 and 75 in the quarter ending December 31, 2023. These are based on restricted stock awards outstanding at June 30, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual vesting in future periods may vary from those reflected above.

Restricted Stock Units

Restricted stock units granted to employees and non-employees generally vest over one to four years in annual equal increments. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant.

Restricted stock unit activity under the 2020 Plan is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	86	$6.33
Restricted stock units granted	542	$2.73
Restricted stock units vested	(41)	$6.65
Restricted stock units cancelled	(30)	$2.65
Non-vested at June 30, 2023	557	$3.00

The total fair value of restricted stock units vested during the three and six months ended June 30, 2023 was approximately $180 and $271, respectively. At June 30, 2023 there was approximately $1,350 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of June 30, 2023, the Company has reserved 451 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986.

As of June 30, 2023, 235 shares of common stock have been issued to employees participating in the 2020 ESPP and 216 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan and the 2020 ESPP in the Company's condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue – product	$87	$54	$170	$106
Cost of revenue – service	50	32	96	62
Selling, general and administrative expenses	1,498	1,397	2,924	2,774
Research and development expenses	189	154	360	302
Total	$1,824	$1,637	$3,550	$3,244

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2023	$1,910
2024	2,124
2025	1,005
2026	213
2027	5
Total unrecognized stock-based compensation expense	$5,257

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at June 30, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 13. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,753)	$(6,759)	$(13,025)	$(13,433)
Weighted average number of shares of common stock	10,820	10,073	10,768	10,020
Basic and diluted net loss per common share	$(0.81)	$(0.67)	$(1.21)	$(1.34)

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The change in fair value of warrant liabilities of $5,997 had a significant impact, and was a significant component, of net loss in the three and six months ended June 30, 2023.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its net loss per diluted share calculations for the periods presented because their effect was anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Series A Redeemable Convertible Preferred Stock	7,940	—
Series A and Series B Warrants	4,367	—
Restricted stock awards and units	800	934
Outstanding stock options	1,996	1,193

The anti-dilutive weighted average shares excluded from the diluted net loss per share diluted shares calculations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series A Redeemable Convertible Preferred Stock	4,188	—	6,054	—
Series A Warrants	352	—	508	—
Series B Warrants	152	—	219	—
Restricted stock awards and units	851	995	859	1,033
Outstanding stock options	1,732	1,140	1,624	1,096
Total	7,275	2,135	9,264	2,129

Note 14. Related Party Transactions

In May 2023, the Company completed the Private Placement with NR-GRI, an affiliate of North Run Capital, LP (“North Run”). Pursuant to the terms of the Private Placement, Thomas B. Ellis and Todd B. Hammer, co-managing partners of North Run, joined the Company’s Board of Directors following the Company’s 2023 Annual Meeting of Stockholders. Refer to Note 8, Warrant Liabilities, and Note 10, Stockholders' Equity, for more details related to the Private Placement.

Note 15. Subsequent Event

In July 2023, the Company received $1,178 for the ERC and $57 in interest, which will be recognized in the quarter ended September 30, 2023 along with associated professional fees of $177 as reductions to operating expenses.

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

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System, which has received clearance from the U.S. Food and Drug Administration, or FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory and we may experience similar supply chain constraints in the future as we increase production of ALLY Systems. The FDA clearance is the first stage of a planned, two step commercial release strategy. As the second stage of the strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as a predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit a 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. Accordingly, we are delivering the ALLY System to surgeons with the phacoemulsification features disabled and/or removed. In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in our effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of June 30, 2023, consisted of approximately 50 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the global supply chain disruptions with respect to certain products, including increasing lead times required for the ordering of component parts to meet targeted production goals, unpredictability with respect to suppliers’ ability to fulfill orders in the requested quantities within the agreed timeframe, and the ability to find alternative component parts.

Our revenue increased from $8.0 million for the three months ended June 30, 2022 to $12.0 million for the three months ended June 30, 2023, representing an increase of 49%, primarily due to increased systems sales and leases. Our net losses were $8.8 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively. The increase in net loss is primarily due to the change in fair value of warrant liabilities offset by increased system sales and decreased research and development costs for the ALLY System. The change in fair value of warrant liabilities of $6.0 million had a significant impact, and was a significant component, of net loss in the period. Our installed base of LENSAR Laser Systems and ALLY Systems is approximately 285 as of June 30, 2023.

Our revenue increased from $17.4 million for the six months ended June 30, 2022 to $20.3 million for the six months ended June 30, 2023, representing an increase of 17%, primarily due to increased systems sales and leases offset by decreased procedure volume. Our net losses were $13.0 million and $13.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in net loss is primarily due to the change in fair value of warrant liabilities offset by increased system sales and decreased pre-production inventory for the ALLY System, which was recorded as research and development expenses through April 30, 2022, when future commercialization of our ALLY System was considered probable and the future economic benefit was expected to be realized.

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
•
supply chain shortages, labor market shifts and price increases resulting from various macroeconomic factors;
•
competition associated with our products; and
•
reimbursement practices in jurisdictions where procedures using our systems are performed, such as South Korea.

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

Although procedure volume in 2021 and 2022 returned to levels consistent with those seen prior to the start of the COVID-19 pandemic in 2020, global supply chain disruptions that originated during the COVID-19 pandemic and other macroeconomic factors continue to influence our operations, particularly as it relates to building inventory for the ALLY System. We have experienced some supply chain disruptions and unavailability of various component parts needed for our systems, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to our suppliers’ ability to fulfill orders in the requested quantities, within the agreed timeframe, as well as an increase of costs associated with certain raw materials and component parts. To date, we have maintained sufficient inventory to mitigate significant adverse impact from such disruptions and unavailability in the near-term and to meet the expected needs of our launch of the ALLY System; however, we are continuing to monitor developments with respect to the outbreak and its potential impact on our operations and to our employees, distributors, partners, suppliers, and regulators. The lingering impacts of COVID-19 into the first half of 2023, along with global economic uncertainty, have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across multiple industries. We have seen significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our systems, and expect these trends to continue. While we are not directly exposed to economic conditions in Russia or Ukraine, the ongoing war between Russia and Ukraine has also had a substantial impact on global supply chains and may be a contributing factor to the supply chain shortages we are experiencing. Supply chain disruptions and broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our systems. For the three and six months ended June 30, 2023, approximately 70% and 79% of our revenue was attributable to recurring sources, respectively, compared to 99% and 94% for the three and six months ended June 30, 2022, respectively.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
(Dollars in thousands)	2023	2022	Year (%)	2023	2022	Year (%)
Revenue
Product	$9,377	$5,733	64%	$15,035	$12,702	18%
Lease	1,691	1,415	20%	3,320	2,814	18%
Service	944	890	6%	1,909	1,862	3%
Total revenue	$12,012	$8,038	49%	$20,264	$17,378	17%
Cost of revenue (exclusive of amortization)
Product	$3,665	$1,765	108%	$5,964	$4,459	34%
Lease	496	484	2%	990	958	3%
Service	1,090	897	22%	2,229	2,377	(6)%
Total cost of revenue	$5,251	$3,146	67%	$9,183	$7,794	18%

Revenue

Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022

Total revenue for the three months ended June 30, 2023 increased by $4.0 million, or 49%, compared to the three months ended June 30, 2022.

Product revenue for the three months ended June 30, 2023 increased by $3.6 million, or 64%, compared to the three months ended June 30, 2022. The increase was primarily attributable to increased system sales.

Service revenue for each of the three months ended June 30, 2023 and 2022 was $0.9 million. Our U.S. sales represented 69% and 62% of product and service revenue for the three months ended June 30, 2023 and 2022, respectively.

Lease revenue for the three months ended June 30, 2023 increased by $0.3 million, or 20%, compared to the three months ended June 30, 2022. The increase was primarily attributable to increased system leases.

Six Months Ended June 30, 2023 compared with Six Months Ended June 30, 2022

Total revenue for the six months ended June 30, 2023 increased by $2.9 million, or 17%, compared to the six months ended June 30, 2022.

Product revenue for the six months ended June 30, 2023 increased by $2.3 million, or 18%, compared to the six months ended June 30, 2022. The increase was primarily attributable to increased system revenue of $3.3 million offset by a decrease in procedure volume. The procedure volume decrease outside of the U.S. and Europe is primarily associated with an approximately $2.1 million decrease in procedure revenue in South Korea, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease in procedure volume was driven by ongoing cataract procedure reimbursement challenges between ophthalmic surgical practices and third-party payors in South Korea partially offset by an increase in procedure volume in the United States and Europe of 13% and 24%, respectively. We anticipate these challenges in South Korea will continue for the near term.

Service revenue for the six months ended June 30, 2023 increased by $0.1 million, or 3%, compared to the six months ended June 30, 2022 primarily due to the increased number of systems installed. Our U.S. sales represented 67% and 55% of product and service revenue for the six months ended June 30, 2023 and 2022, respectively.

Lease revenue for the six months ended June 30, 2023 increased by $0.5 million, or 18%, compared to the six months ended June 30, 2022. The increase was primarily attributable to increased system leases.

Cost of Revenue

Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022

Total cost of revenue for the three months ended June 30, 2023 increased by $2.1 million, or 67%, compared to the three months ended June 30, 2022.

Cost of product revenue for the three months ended June 30, 2023 increased by $1.9 million, or 108%, compared to the three months ended June 30, 2022. The increased cost of product revenue was attributable to increased system sales, which have a lower gross margin than procedure licenses. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY System inventory and availability of systems; however, these increases are partially offset by ALLY System raw materials and production costs through April 2022 being charged to research and development expenses rather than inventory.

Cost of service revenue for the three months ended June 30, 2023 increased by $0.2 million, or 22%, compared to the three months ended June 30, 2022 primarily due to the increased number of system placements.

Cost of lease revenue for the three months ended June 30, 2023 and 2022 was $0.5 million and consists primarily of depreciation of leased systems.

Six Months Ended June 30, 2023 compared with Six Months Ended June 30, 2022

Total cost of revenue for the six months ended June 30, 2023 increased by $1.4 million, or 18%, compared to the six months ended June 30, 2022.

Cost of product revenue for the six months ended June 30, 2023 increased by $1.5 million, or 34%, compared to the six months ended June 30, 2022, attributable to the increased system sales, which have a lower gross margin than procedure licenses, offset by decreased procedure volume between the periods. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY pre-launch inventory, which has been charged to research and development expenses through April 2022, as well as availability of systems, which have a higher cost of sales.

Cost of service revenue for the six months ended June 30, 2023 decreased by $0.1 million, or 6%, compared to the six months ended June 30, 2022 primarily due to lower service costs.

Cost of lease revenue for the six months ended June 30, 2023 and 2022 was $1.0 million and consists primarily of depreciation on leased systems.

Operating Expenses

Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2023 were $7.9 million, an increase of $0.3 million, or 4%, compared to $7.6 million for the three months ended June 30, 2022. The increase was due primarily to increased sales and marketing expenses related to the commercial launch of the ALLY System. We expect selling, general and administrative expense to increase from current levels as we continue to launch the ALLY System.

Research and Development. Research and development expenses for the three months ended June 30, 2023 were $1.5 million, a decrease of $2.3 million, or 61%, compared to $3.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to significantly lower development costs associated with the ALLY System's clearance by the FDA in the second quarter of 2022, which included approximately $1.0 million of inventory costs that was expensed to research and development in the three months ended June 30, 2022. Following our receipt of 510(k) clearance for the ALLY System from the FDA in June 2022, all ALLY System inventory costs are being capitalized to inventory. With the clearance of the ALLY System in the United States, we expect a decrease in development activity and related costs incurred in the future.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended June 30, 2023, consistent with the three months ended June 30, 2022.

Six Months Ended June 30, 2023 compared with Six Months Ended June 30, 2022

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2023 were $14.6 million, an increase of $0.8 million, or 6%, compared to $13.8 million for the six months ended June 30, 2022. The increase was due primarily to an increase in sales and marketing expenses due to the commercial launch of the ALLY System. We expect selling, general and administrative expense to increase from current levels as we continue to launch the ALLY System.

Research and Development. Research and development expenses for the six months ended June 30, 2023 were $3.1 million, a decrease of $5.5 million, or 63%, compared to $8.6 million for the six months ended June 30, 2022. The decrease was primarily attributable to significantly lower development costs associated with the ALLY System's clearance by the FDA in the second quarter of 2022, which included approximately $3.4 million of inventory costs that was expensed to research and development in the six months ended June 30, 2022. Following our receipt of 510(k) clearance for the ALLY System from the FDA in June 2022, all ALLY System inventory costs are being capitalized to inventory. With the clearance of the ALLY System in the United States, we expect a decrease in development activity and related costs incurred in the future.

Amortization of Intangible Assets. Amortization of intangible assets was $0.6 million for the six months ended June 30, 2023, consistent with the six months ended June 30, 2022.

Non-Operating Expenses, Net

Non-operating expenses, net for the three and six months ended June 30, 2023 were $5.9 million and $5.8 million, respectively, and consisted primarily of the change in fair value of warrant liabilities. Non-operating expenses, net were immaterial for the three and six months ended June 30, 2022.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net loss	$(8,753)	$(6,759)	$(13,025)	$(13,433)
Less: Interest income	(111)	(39)	(200)	(48)
Add: Depreciation expense	580	569	1,158	1,110
Add: Amortization expense	275	287	551	596
EBITDA	(8,009)	(5,942)	(11,516)	(11,775)
Add: Stock-based compensation expense	1,824	1,637	3,550	3,244
Add: Change in fair value of warrant liabilities	5,997	—	5,997	—
Adjusted EBITDA	$(188)	$(4,305)	$(1,969)	$(8,531)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which excludes stock-based compensation expense and change in fair value of warrant liabilities, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2023 and 2022, we had net losses of $13.0 million and $13.4 million, respectively, and as of June 30, 2023, we had an accumulated deficit of $110.5 million. The change in fair value of warrant liabilities of $6.0 million had a significant impact, and was a significant component, of net loss in the three and six months ended June 30, 2023. We expect to continue to incur losses and operating cash outflows for the near future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of June 30, 2023, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. In September 2022, we submitted the ALLY System for certification in the EU and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in our effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the commercialization of the ALLY System, our next generation cataract treatment system. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of global macroeconomic conditions and supply chain issues on our business; and the timing, scope and magnitude of our commercial and development activities.

In May 2023, we entered into a Securities Purchase Agreement, the SPA, with NR-GRI Partners, LP, or NR-GRI, whereby we sold to NR-GRI, for an aggregate purchase price of $20.0 million, an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share”, which has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock, and warrants, the Warrants, to purchase an aggregate of 4.4 million shares of our common stock, the Private Placement. Fifty percent of the Warrants have an exercise price equal to $2.45 per share, and 50% of the Warrants have an exercise price equal to $3.0625 per share, subject in each instance to adjustments as provided under the terms of the Warrants. Net proceeds from the transaction were approximately $19.1 million after offering expenses. The Series A Redeemable Convertible Preferred Stock, if converted, would result in the issuance of 7.9 million shares of our common stock. Additionally, the terms of our Series A Redeemable Convertible Preferred Stock restrict our ability to incur debt in excess of $1.0 million or issue new shares in an amount greater than 10% of our outstanding common stock as of May 18, 2023 without the approval of the holder of the Series A Redeemable Convertible Preferred Stock (subject to certain exceptions).

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

Our material contractual obligations and commercial commitments at June 30, 2023 primarily consist of $2.6 million in operating lease liabilities for our facility lease and $9.0 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 18 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021, the Registration Statement, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. We also simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $35.0 million of our common stock from time to time in “at-the-market”, or ATM, offerings under the Registration Statement. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM offering, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. No shares were sold under the ATM during the three and six months ended June 30, 2023 and 2022.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(8,840)	$(5,397)
Net cash used in investing activities	(189)	(56)
Net cash provided by (used in) financing activities	19,821	(988)
Net increase (decrease) in cash and cash equivalents	$10,792	$(6,441)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $8.8 million, consisting primarily of a net loss of $13.0 million and an increase in net operating assets of $7.3 million and non-cash charges of $11.5 million. The increase in net operating assets was primarily due to changes in notes receivable and inventories offset by changes in accounts receivable. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

Net cash used in operating activities for the six months ended June 30, 2022 was $5.4 million, consisting primarily of a net loss of $13.4 million and an increase in net operating assets of $2.7 million, partially offset by non-cash charges of $5.3 million. The increase in net operating assets was primarily due to changes in accounts receivable, inventories and accounts payable. Non-cash charges primarily consisted of depreciation, amortization, and stock-based compensation.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $19.8 million, primarily due to the net proceeds from issuance of Series A Redeemable Convertible Preferred Stock of $19.7 million.

Net cash used in financing activities for the six months ended June 30, 2022 was $1.0 million, primarily due to the payment of $1.2 million in contingent consideration due to regulatory approval of the ALLY System offset from proceeds from the sale of common stock under the employee stock purchase plan.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2022 and the six months ended June 30, 2023, we granted stock options and restricted stock units to employees and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors, employees, and non-employees.

At June 30, 2023, there was approximately $0.5 million, $1.4 million, and $3.4 million of total unrecognized compensation expense related to restricted stock awards, restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 0.1 years, 1.7 years and 2.3 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2023	$1,910
2024	2,124
2025	1,005
2026	213
2027	5
Total unrecognized stock-based compensation expense	$5,257

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at June 30, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

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

Except for the valuation of warrant liabilities described below, there have been no significant and material changes in our critical accounting estimates during the three months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Valuation of Warrant Liabilities

We estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which impact the fair value of the warrant liabilities, including the warrant’s expected term and the implied volatility of the underlying stock. Because of our limited stock trading history, we estimated stock price volatility based on an index of the historical volatilities of a group of comparable publicly-traded medical device and other peer companies, which we believe was representative of the volatility of our common stock. We have estimated the expected term based on the remaining contractual term of the warrants. The assumptions used in calculating the fair value of the warrants represent our best estimates, however the estimates involve inherent uncertainties and judgment and the use of different values could produce materially different results.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $25.5 million as of June 30, 2023. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of June 30, 2023.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of June 30, 2023, no customers accounted for more than 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.

In addition, on June 26, 2023, a stockholder of the Company filed a complaint against the Company and certain of its officers and members of the board of directors, the Defendants, in the United States District Court for Delaware, captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW, the Schaper Action. Plaintiff alleges that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and asserts claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023, the Proxy, in connection with the Private Placement. Specifically, the complaint alleges that the Proxy fails to disclose details about the Company’s discussions with stockholders regarding possible financing alternatives, including a possible debt financing agreement, and material information about the Company’s internal budget. The initial complaint sought, among other things, injunctive relief to prevent Defendants from taking steps to consummate the Private Placement, an order requiring the Company’s board of directors to disseminate an updated Proxy to remedy the purported disclosure deficiencies, or in the event the Private Placement is completed, recission and damages, as well as attorneys’ fees and expenses. Defendants moved on July 17, 2023 to dismiss the complaint. On July 19, 2023, Schaper filed a motion for a preliminary injunction, seeking to enjoin the August 1, 2023 vote. The August 1, 2023 vote took place as scheduled, and Schaper withdrew his motion the following day. On July 27, 2023, the parties filed a stipulation extending Schaper’s time to respond to the motion to dismiss. Pursuant to the stipulation, Schaper is required to file an amended complaint on or before August 14, 2023. Defendants will be required to answer or move to dismiss the amended complaint by September 11, 2023.

On July 10, 2023, another stockholder of the Company filed a complaint against William J. Link, Richard L. Lindstrom, John P. McLaughlin, Elizabeth G. O’Farrell, Gary M. Winer, Nicholas T. Curtis, Aimee S. Weisner, Thomas B. Ellis, Todd B. Hammer, the Company, North Run Capital, LP, or North Run, and NR-GRI in the Court of Chancery of the State of Delaware, captioned Drulias v. Link, et al., No. 2023-0693-NAC (Del Ch. 2023). The complaint alleged breach of fiduciary duty claims. On July 14, 2023, plaintiff voluntarily dismissed the complaint.

The Company vigorously denies that the Proxy was deficient in any respect. The Company believes the allegations and claims asserted in the Schaper Action are without merit and that supplemental disclosures were not required or necessary under applicable laws. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

This matter or other such matters may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices, even if we believe the claims asserted against us are without merit. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any such actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

For the years ended December 31, 2021 and 2022, we had net losses of $19.6 million and $19.9 million, respectively, and for the six months ended June 30, 2022 and 2023, we had net losses of $13.4 million and $13.0 million, respectively. As of June 30, 2023, we had an accumulated deficit of $110.5 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

We have historically derived our revenue from the sale or lease of our LENSAR Laser and ALLY Systems and the associated procedure licenses and consumables used in each procedure involving our systems, and expect that this will account for a majority of our revenue in the foreseeable future. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in our effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance or certifications in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of systems.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two-step commercial release strategy. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. In addition, we submitted the ALLY System for certification in the European Union, or EU, in September 2022 and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in our effort to commercialize the ALLY System in additional countries and operating regions. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock inventory and we may experience similar supply chain constraints in the future as we increase production of ALLY Systems. If we continue to experience supply chain constraints, we may be unable to deliver ALLY Systems as planned.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System and ALLY System as well as purchases of our consumables and licensed applications outside of the United States. For the three months ended June 30, 2023, one customer accounted for 11% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance in the applicable region, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

As of the date of this Quarterly Report, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business for at least one year from the date of issuance of the condensed financial statements included in this Quarterly Report. We may seek additional funds from public or private stock offerings, borrowings under credit facilities or other sources that we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including, but not limited to:

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI shares of Series A Redeemable Convertible Preferred Stock and Warrants that collectively represent approximately 52.3% of our total outstanding shares of Common Stock based on our shares outstanding as of August 2, 2023, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, the Company may not, without the consent of NR-GRI, liquidate, dissolve, or wind up its affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change its line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

For example, in June 2022, the Supreme Court of South Korea ruled that insurance benefits for cataract surgeries should only be provided within the applicable outpatient coverage limit if inpatient treatment is unnecessary. As a result, patients are experiencing a decrease in the maximum insurance coverage allowed for cataract surgeries, which in turn has significantly decreased overall demand for ophthalmic surgeries in the region. Following the Supreme Court’s decision, we have experienced reduced revenue in South Korea, and we expect this trend to continue so long as this decision remains in effect. In addition, the war between Russia and Ukraine has not had a direct material impact on our revenue to date; however, that could change depending on the magnitude of the conflict and the imposition of additional sanctions by the U.S. and other countries or the spread of the conflict to surrounding areas. Further, while we are not directly exposed to economic conditions in Russia or Ukraine, the conflict has had a substantial impact on global supply chains and may be a contributing factor to the supply chain shortages we are experiencing.

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

We may be subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, the EU’s General Data Protection Regulation 2016/679 and applicable national supplementing laws, or GDPR, and the California Consumer Privacy Act, or CCPA, as amended by the California

Privacy Rights Act, or CPRA. The CCPA went into effect on January 1, 2020, and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the CPRA generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

The GDPR imposes comprehensive compliance obligations regarding our processing of personal data, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside of the European Economic Area, the EEA. On July 16, 2020, the Court of Justice of the European Union, the CJEU, invalidated the EU-US Privacy Shield Framework, the Privacy Shield, under which personal data could be transferred from these jurisdictions to relevant self-certified U.S. entities. The CJEU further noted that reliance on the European Commission standard contractual clauses (a potential alternative transfer mechanism to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the standard contractual clauses. If we cannot rely on existing mechanisms for transferring personal data from the EEA, or other jurisdictions, we could be prevented from transferring personal data of individuals in those regions; we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised standard contractual clauses for existing arrangements within required time frame; and/or it could otherwise adversely affect the manner in which we provide our services and thus materially affect our operations and financial results. Failure to comply with the EU GDPR could result in penalties. Penalties for certain breaches are up to the greater of EUR 20 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

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

Our historical financial information may not necessarily reflect what our financial position, results of operations or cash flows we will achieve in the future. Accordingly, the historical financial information presented in this Quarterly Report should not be assumed to be a reliable indicator of what our financial condition or results of operations actually could be in the future. In October 2020, we completed a spin-off of LENSAR, Inc. from PDL BioPharma, Inc., or PDL, and we became an independent public company on October 1, 2020, the Spin-Off. As a result, historical financial information for periods prior to the Spin-Off may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during such period or those that we will achieve in the future. The costs and expenses reflected in our historical financial data prior to the Spin-Off include an allocation for certain corporate functions historically provided by PDL, including shared services and infrastructure provided by PDL to us, such as costs of information technology, accounting, tax and legal services, and other corporate and infrastructure services that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. Our historical financial information prior to the Spin-Off does not reflect changes that have occurred or may occur in the future in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and other requirements. Accordingly, the historical financial information for periods that predate our spin-off from PDL should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent, publicly traded company during such periods or to be a reliable indicator of what our financial condition or results of operations actually could be in the future.

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

In connection with the Spin-Off, the Company and PDL entered into a Separation and Distribution Agreement, dated September 30, 2020, the Separation and Distribution Agreement, which sets forth the agreements between PDL and the Company regarding the principal transactions necessary to separate the Company from PDL and other agreements that govern certain aspects of the relationship with PDL after the completion of the Spin-Off. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all of the liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off. If we are required to indemnify PDL under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

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

In September 2022, we submitted an application for certification of the ALLY System in the EU and, in 2023, we submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in our effort to commercialize the ALLY System in additional countries and operating regions. Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and these three countries.

In the EU, the EU Medical Devices Regulation became effective on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the market after May 26, 2021 in accordance with the transitional provisions of the EU Medical Devices Regulation may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. . In particular, no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the EU Medical Devices Regulation and therefore to have a notified body conducting a new conformity assessment of the devices. Once our devices are certified under the EU Medical Devices Regulation, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the future regulation of medical devices in the United Kingdom. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA has recently updated guidance to reflect that it is now aiming for core aspects of the future regime for medical devices to apply from July 1, 2025. Medical devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are now subject to transitional arrangements. Medical devices compliant with the EU Medical Devices Directive or EU Active Implantable Medical Devices Directive with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of certificate or June 30, 2028. Medical devices compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030. Following these transitional periods, all medical devices will require a UK Conformity Assessed, or UKCA, mark. Manufacturers may choose to use the UKCA mark on a voluntary basis; however, UKCA marking will not be recognized in the EU. Following the transitional period, compliance with the UK regulations will be a prerequisite to be able to affix the UKCA mark to medical devices, without which they cannot be sold or marketed in Great Britain. The rules for placing medical devices on the Northern Ireland market will differ from those in the Great Britain and will continue to be governed according to EU requirements. These modifications may have an effect on the way we intend to conduct our business in these countries.

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

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

•
we may be required to submit an Investigational Device Exemption, or IDE, application to FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and FDA may reject our IDE application and notify us that we may not begin clinical trials, and similar risks may apply in foreign jurisdictions;

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

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Several notified bodies have been designated under the EU Medical Devices Regulation. However, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are still facing a large amount of requests with the new regulation as a consequence of which review times may have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

For EU states, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation, which became effective in January 2022 and will become applicable from January 12, 2025 onwards, intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

We own numerous issued patents and pending patent applications. As of June 30, 2023, we owned approximately 54 U.S. patents, 33 pending U.S. patent applications, 133 issued foreign patents, and 83 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed a registration statement registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock being offered under the resale registration statement would represent approximately 52.3% of our total outstanding shares of common stock based on our shares outstanding as of August 2, 2023, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We have issued shares of redeemable convertible preferred stock, and may in the future issue additional shares of preferred stock, with terms that could dilute the voting power or reduce the value of our common stock.

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

Pursuant to the SPA dated as of May 12, 2023, by and between the Company and NR-GRI, we issued an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share,” which have a stated value of $1,000 per share and are convertible into shares of common stock. Holders of shares of Series A Redeemable Convertible Preferred Stock are entitled to vote on an as-converted basis with holders of shares of common stock. In addition, so long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, the Company may not, without the consent of NR-GRI, liquidate, dissolve, or wind up its affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change its line of business; or enter into certain related-party transactions.

The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible preferred stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

North Run and its affiliates’ ownership may limit or preclude other stockholders’ ability to influence corporate matters.

North Run and its affiliates hold 47.1% of the voting power of our capital stock based on shares outstanding as of August 2, 2023, in addition to shares of common stock and voting power they may acquire upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their environmental, social, and governance, or ESG, practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our Current Reports on Form 8-K filed with the SEC on May 15, 2023 and May 18, 2023, there were no unregistered sales of equity securities for the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	5/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

4.3	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	5/18/2023

4.4	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	5/18/2023

10.1+	Securities Purchase Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.1	5/15/2023

10.2	Form of Voting Agreement between NR-GRI Partners, LLP, and each of the executive officers and directors of LENSAR, Inc.	Form 8-K	001-39473	10.1	5/18/2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

+ Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: August 9, 2023	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2023	/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)