Form 10-Q
period 2023-09-30
LENSAR, Inc.
filed 2023-11-09
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 11,248,507 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from macroeconomic conditions; the timing of and our ability to obtain and maintain regulatory approvals and certifications; our expectations about our ability to successfully develop and commercialize our next generation system, the ALLY® Adaptive Cataract Treatment System (“ALLY System”), and the timing thereof; the sufficiency of our cash and cash equivalents; industry trends and conditions impacting various markets in which we operate; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the impact to our business, financial condition, results of operations and our suppliers and distributors as a result of global macroeconomic conditions;
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
•
Global health developments and economic uncertainty resulting from COVID-19 have adversely impacted, and may in the future adversely impact, our business, results of operations, cash flows and financial position.
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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product	$7,156	$5,486	$22,191	$18,188
Lease	1,524	1,472	4,844	4,286
Service	1,115	790	3,024	2,652
Total revenue	9,795	7,748	30,059	25,126
Cost of revenue (exclusive of amortization)
Product	2,933	2,189	8,897	6,648
Lease	524	488	1,514	1,446
Service	1,461	1,182	3,690	3,559
Total cost of revenue	4,918	3,859	14,101	11,653
Operating expenses
Selling, general and administrative expenses	5,117	6,119	19,726	19,966
Research and development expenses	1,527	1,577	4,676	10,199
Amortization of intangible assets	273	276	824	872
Operating loss	(2,040)	(4,083)	(9,268)	(17,564)
Other (expense) income
Change in fair value of warrant liabilities	4,343	—	(1,654)	—
Other income, net	265	92	465	140
Net income (loss)	$2,568	$(3,991)	$(10,457)	$(17,424)
Earnings (loss) per common share:
Basic	$0.13	$(0.39)	$(0.96)	$(1.73)
Diluted	$(0.23)	$(0.39)	$(0.96)	$(1.73)
Weighted-average number of common shares used in calculation of earnings (loss) per share:
Basic	11,102	10,225	10,881	10,089
Diluted	11,956	10,225	10,881	10,089

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,920	$14,674
Accounts receivable, net of allowance of $36 and $56, respectively	3,848	6,040
Notes receivable, net of allowance of $5 and $4, respectively	264	200
Inventories	17,481	11,740
Prepaid and other current assets	2,132	1,062
Total current assets	48,645	33,716
Property and equipment, net	482	563
Equipment under lease, net	6,956	6,316
Notes and other receivables, long-term, net of allowance of $23 and $9, respectively	1,131	442
Intangible assets, net	11,298	12,122
Other assets	2,341	2,685
Total assets	$70,853	$55,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,936	$5,422
Accrued liabilities	5,457	4,700
Deferred revenue	1,064	768
Operating lease liabilities	554	531
Total current liabilities	11,011	11,421
Long-term operating lease liabilities	1,893	2,272
Warrant liabilities	7,259	—
Other long-term liabilities	560	167
Total liabilities	20,723	13,860
Commitments and contingencies (Note 9)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 and no shares authorized at September 30, 2023 and December 31, 2022, respectively; 20 and no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $20,000 and $0 at September 30, 2023 and December 31, 2022, respectively	13,747	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 9,980 and 10,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at September 30, 2023 and December 31, 2022; 11,246 and 11,093 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	112	111
Additional paid-in capital	144,236	139,381
Accumulated deficit	(107,965)	(97,508)
Total stockholders’ equity	36,383	41,984
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$70,853	$55,844

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(10,457)	$(17,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,767	1,681
Amortization of intangible assets	824	872
Non-cash operating lease cost	400	391
Provision for expected credit losses	(4)	—
Write-down of inventory	66	173
Loss on disposal of property and equipment	—	11
Stock-based compensation expense	4,723	4,916
Change in fair value of warrant liabilities	1,654	—
Changes in operating assets and liabilities:
Accounts receivable	2,212	1,065
Notes receivable	(769)	346
Prepaid and other current assets	(1,069)	398
Inventories	(7,940)	(3,105)
Accounts payable	(1,489)	783
Accrued liabilities	626	362
Other	277	(567)
Net cash used in operating activities	(9,179)	(10,098)
Cash flows from investing activities
Purchase of property and equipment	(191)	(58)
Net cash used in investing activities	(191)	(58)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	13,882	—
Proceeds from issuance of warrants	5,605	—
Proceeds from issuance of common stock under employee stock purchase plan	181	212
Net settlement of stock-based compensation awards	(52)	—
Payment of contingent consideration	—	(2,400)
Net cash provided by (used in) financing activities	19,616	(2,188)
Net increase (decrease) in cash and cash equivalents	10,246	(12,344)
Cash and cash equivalents at beginning of the period	14,674	31,637
Cash and cash equivalents at end of the period	$24,920	$19,293

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information
Cash paid for taxes	$18	$10

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$2,879	$1,496
Transfer from (to) Inventories to (from) Property and equipment, net	$(746)	$34
Accounts payable for purchases of Property and equipment, net	$(2)	$(31)
Accrued offering costs	$(135)	$—

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A
	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	—	$—	11,093	$111	$139,381	$(97,508)	$41,984
Stock-based compensation	—	—	—	—	1,726	—	1,726
Issuance of common stock	—	—	15	—	—	—	—
Restricted stock awards cancelled	—	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	(4,272)	(4,272)
Balance as of March 31, 2023	—	—	11,103	111	141,107	(101,780)	39,438
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $649	20	13,747	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,824	—	1,824
Issuance of common stock under the 2020 ESPP	—	—	71	1	180	—	181
Issuance of common stock under the 2020 Plan	—	—	26	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—
Net loss	—	—	—	—	—	(8,753)	(8,753)
Balance as of June 30, 2023	20	13,747	11,199	112	143,111	(110,533)	32,690
Stock-based compensation	—	—	—	—	1,173	—	1,173
Issuance of common stock under the 2020 Plan, net of forfeitures	—	—	47	—	(48)	—	(48)
Net income	—	—	—	—	—	2,568	2,568
Balance as of September 30, 2023	20	$13,747	11,246	$112	$144,236	$(107,965)	$36,383

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, continued

(Unaudited)

(In thousands)

	Series A
	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	10,990	$110	$132,363	$(77,594)	$54,879
Stock-based compensation	—	—	—	—	1,607	—	1,607
Restricted stock awards cancelled	—	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	(6,674)	(6,674)
Balance as of March 31, 2022	—	—	10,985	110	133,970	(84,268)	49,812
Issuance of common stock under the 2020 ESPP	—	—	37	—	212	—	212
Restricted stock awards cancelled	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	1,637	—	1,637
Net loss	—	—	—	—	—	(6,759)	(6,759)
Balance as of June 30, 2022	—	—	11,021	110	135,819	(91,027)	44,902
Issuance of common stock under ATM offering, net of offering costs	—	—	2	—	—	—	—
Stock-based compensation	—	—	—	—	1,672	—	1,672
Net loss	—	—	—	—	—	(3,991)	(3,991)
Balance as of September 30, 2022	—	$—	11,023	$110	$137,491	$(95,018)	$42,583

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

The Company has incurred recurring losses and operating cash outflows since its inception and, as of September 30, 2023, had an accumulated deficit of $107,965. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. In addition, the Company’s results of operations, financial condition and cash flows have been adversely affected by the COVID-19 pandemic, including supply chain shortages, inflationary pressures and price increases that originated during the pandemic. The Company has experienced some supply chain disruptions and increased costs or unavailability of various component parts needed for the development and supply of the ALLY System originally connected with the COVID-19 pandemic, including increasing lead times required for the ordering of component parts to meet targeted production goals and unpredictability with respect to the availability and delivery timing of these parts. In addition, pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the commercialization of the ALLY System. In addition, the successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

Derivative Financial Instruments

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Warrants issued by the Company that do not meet the criteria for equity treatment are recorded as liabilities. We do not use financial instruments or derivatives for any trading purposes.

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

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of September 30, 2023:

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Warrant derivative liabilities	$—	$—	$7,259	$7,259
Total liabilities	$—	$—	$7,259	$7,259

There were no assets or liabilities measured at fair value as of September 30, 2022.

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended September 30, 2023 is set forth below:

	Fair Value at May 18, 2023	Change in Fair Value	Fair Value at September 30, 2023
Series A Warrant	$2,971	$862	$3,833
Series B Warrant	2,634	792	3,426
Total warrant liabilities	$5,605	$1,654	$7,259

The carrying value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying value of the Company’s notes receivable also approximates fair value based on the associated credit risk. There have been no transfers between levels.

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and nine months ended September 30, 2023 and 2022 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s deferred tax assets.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. The Company has not completed an analysis to determine whether any such limitations have been triggered as of September 30, 2023, however, the Company notes that the Securities Purchase Agreement may have an impact on ownership for purposes of this analysis. Until a study is completed and any limitation known, the Company will not make adjustments to its deferred tax assets. Due to the existence of the valuation allowance, future changes in the Company’s deferred taxes will not impact its effective tax rate or balance sheet.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$5,743	$4,367	$17,112	$12,434
South Korea	9	74	34	2,170
Europe	934	805	4,455	3,380
Asia (excluding South Korea)	1,104	932	2,940	2,483
Other	481	98	674	373
Total[1]	$8,271	$6,276	$25,215	$20,840

1.
The table above does not include lease revenue of $1,524 and $1,472 for the three months ended September 30, 2023 and 2022, respectively, and $4,844 and $4,286 for the nine months ended September 30, 2023 and 2022, respectively. Substantially all lease revenue originates from the United States. Refer to Note 5, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of September 30, 2023	As of December 31, 2022
Accounts receivable, current	Accounts receivable, net	$3,848	$6,040
Notes receivable, current	Notes receivable, net	$264	$200
Notes receivable, long-term	Notes and other receivables, long-term, net	$1,131	$442
Contract asset, current	Prepaid and other current assets	$888	$332
Deferred revenue, current	Deferred revenue	$1,064	$768
Deferred revenue, non-current	Other long-term liabilities	$331	$17
Contract liability, long-term	Other long-term liabilities	$223	$150

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2022	$56
Provision for credit losses	(20)
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2023	$36

Accounts receivable, allowance for credit losses as of December 31, 2021	$47
Provision for credit losses	1
Write-offs	(17)
Accounts receivable, allowance for credit losses as of September 30, 2022	$31

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 6.8% to 8.1%. The Company recorded interest income on notes receivable during the three months ended September 30, 2023 and 2022 of $19 and $3, respectively, and during the nine months ended September 30, 2023 and 2022 of $51 and $11, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2022	$13
Provision for credit losses	15
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2023	$28

Notes receivable, allowance for credit losses as of December 31, 2021	$63
Provision for credit losses	(1)
Write-offs	(59)
Notes receivable, allowance for credit losses as of September 30, 2022	$3

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2022	$332
Contract assets recognized	1,052
Payments received	(350)
Write-off due to contract modification	(146)
Contract assets as of September 30, 2023	$888

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2022	$935
Billings not yet recognized as revenue	1,497
Beginning contract liabilities recognized as revenue	(814)
Contract liabilities as of September 30, 2023	$1,618

Contract liabilities as of December 31, 2021	$970
Billings not yet recognized as revenue	674
Beginning contract liabilities recognized as revenue	(814)
Contract liabilities as of September 30, 2022	$830

Transaction Price Allocated to Future Performance Obligations

At September 30, 2023, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $18,525. The Company expects to satisfy its remaining performance obligations by December 31, 2029, with $1,953 to be satisfied by December 31, 2023, $5,725 to be satisfied by December 31, 2024, $4,525 to be satisfied by December 31, 2025, $3,008 to be satisfied by December 31, 2026, $2,167 to be satisfied by December 31, 2027, $1,026 to be satisfied by December 31, 2028, and $118 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Inventories

Inventory balances were as follows:

	As of September 30, 2023	As of December 31, 2022
Finished Goods	$7,266	$4,002
Work-in-process	2,070	797
Raw Materials	8,145	6,941
Total	$17,481	$11,740

Note 5. Leases

Lessor Arrangements

The Company has operating leases for systems. The Company’s leases have remaining lease terms of less than one year to six years. Lease revenue for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease revenue	$1,524	$1,472	$4,844	$4,286

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 6. Intangible Assets

The components of intangible assets were as follows:

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,278)	$2,014	$4,292	$(2,028)	$2,264
Acquired technology [1,3,4]	13,900	(4,616)	9,284	13,900	(4,042)	9,858
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$18,762	$(7,464)	$11,298	$18,762	$(6,640)	$12,122
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

Amortization expense for three months ended September 30, 2023 and 2022 was $273 and $276, respectively, and for the nine months ended September 30, 2023 and 2022 was $824 and $872, respectively.

Based on the intangible assets recorded at September 30, 2023, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2023	273
2024	1,125
2025	1,234
2026	1,224
2027	1,215
2028	1,008
Thereafter	5,219
Total remaining estimated amortization expense	$11,298

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2023	As of December 31, 2022
Compensation	$3,618	$3,348
Professional services	691	437
Customer advances	69	171
Warranty	212	120
Accrued offering costs	187	—
Other	680	624
Total	$5,457	$4,700

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of September 30, 2023 and May 18, 2023:

	September 30, 2023	May 18, 2023 (date issued)
Risk-free interest rate	4.6%	3.7%
Expected term (years)	4.6	5.0
Expected volatility	55%	55%
Dividends	0.0%	0.0%

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

Note 9. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $7,586 over the next 15 months. LENSAR expects to meet these requirements.

Royalty Payments

The Company acquired certain intellectual property, which would result in royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. During the quarter ended September 30, 2023, the Company received a majority of the ERC. As such, the Company recorded $1,368 as a reduction of selling, general and administrative expenses, which represents the ERC net of professional fees.

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

In addition, on August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.). On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint until a lead plaintiff is appointed and plaintiffs file a second amended complaint or designate the Verified Amended Class Action Complaint as operative.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The Series A Redeemable Convertible Preferred Stock is classified as temporary equity in the condensed balance sheet because redemption automatically occurs upon a Fundamental Transaction. However, redemption is not considered probable; therefore, the Series A Redeemable Convertible Preferred Stock is not accreted to face value. The proceeds of the transaction were allocated first to the fair value of warrants due to the classification of the warrants as a liability on the condensed balance sheet and the remainder of the proceeds were allocated to the Series A Redeemable Convertible Preferred Stock. Offering costs of $901 were allocated ratably based on the allocation of proceeds; $253 was allocated to the general and administrative expenses and $648 was allocated to Series A Redeemable Convertible Preferred Stock. Series A Redeemable Convertible Preferred Stock is presented net of offering costs on the condensed balance sheet.

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

Note 11. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and nine months ended September 30, 2023 and 2022.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-255136), which was filed with the SEC on April 8, 2021 (the “Registration Statement”), under which the Company may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. The Company also simultaneously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market” (“ATM”) offerings under the Registration Statement. During the three months ended September 30, 2022, the Company sold 2 shares of its common stock, pursuant to ATM offerings, at a weighted average sales price of $6.46 per share. Proceeds from the sale were offset by offering costs and commissions associated with the transactions. No shares were sold under the ATM during the three and nine months ended September 30, 2023.

Note 12. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of September 30, 2023, the Company has reserved a total of 4,984 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2022	1,002
Authorized	555
Granted/Awarded	(1,374)
Cancelled/Forfeited	90
Balance at September 30, 2023	273

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

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,202	$6.91	8.7	$—
Options granted	831	$2.98
Options exercised	—	$—
Options cancelled/forfeited	(36)	$5.61
Outstanding at September 30, 2023	1,997	$5.30	8.6	$154

Vested and expected to vest at September 30, 2023	1,997	$5.30	8.6	$154
Vested and exercisable at September 30, 2023	840	$6.70	8.0	$—

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2023 was $1.98 and $1.94, respectively. The total fair value of options vested during the three and nine months ended September 30, 2023 was approximately $655 and $2,445, respectively. Total unrecognized compensation expense of $2,927 related to stock options will be recognized over a weighted average period of 2.2 years.

The following table summarizes information about stock options outstanding and vested as of September 30, 2023:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.52 - $3.10	359	9.3	$2.66	—	$—
$3.23	455	9.7	$3.23	88	$3.23
$3.27 - $5.95	32	8.9	$5.40	8	$5.81
$6.04	416	8.3	$6.04	174	$6.04
$6.07 - $8.62	735	7.7	$7.44	570	$7.45
	1,997	8.6	$5.30	840	$6.70

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.1 - 4.3%	2.7 - 3.4%	3.5 - 4.3%	1.5 - 3.4%
Expected term (years)	6	6	6	6
Expected volatility	57 - 70%	70%	57 - 70%	70%
Dividends	0.0%	0.0%	0.0%	0.0%

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

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	622	$10.29
Restricted stock awards granted	—	$—
Restricted stock awards vested	(541)	$10.30
Restricted stock awards cancelled	(6)	$10.81
Non-vested at September 30, 2023	75	$10.20

The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2023 was approximately $1,768 and $5,574, respectively. At September 30, 2023 there was approximately $89 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 months. The remaining 75 restricted stock awards are expected to vest in the quarter ending December 31, 2023.

Restricted Stock Units

Restricted stock units granted to employees and non-employees generally vest over one to four years in annual equal increments. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant.

Restricted stock unit activity under the 2020 Plan is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	86	$6.33
Restricted stock units granted	544	$2.73
Restricted stock units vested	(101)	$4.27
Restricted stock units cancelled	(36)	$2.65
Non-vested at September 30, 2023	493	$3.05

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The total fair value of restricted stock units vested during the three and nine months ended September 30, 2023 was approximately $160 and $431, respectively. At September 30, 2023 there was approximately $1,117 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of September 30, 2023, the Company has reserved 451 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986.

As of September 30, 2023, 235 shares of common stock have been issued to employees participating in the 2020 ESPP and 216 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan and the 2020 ESPP in the Company's condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue - product	$5	$—	$5	$—
Cost of revenue – product	64	57	234	163
Cost of revenue – service	38	33	134	95
Selling, general and administrative expenses	943	1,423	3,867	4,197
Research and development expenses	123	159	483	461
Total	$1,173	$1,672	$4,723	$4,916

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2023	$793
2024	2,114
2025	1,005
2026	215
2027	6
Thereafter	—
Total unrecognized stock-based compensation expense	$4,133

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at September 30, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

Note 13. Earnings (Loss) per Share

The following is a reconciliation of the numerator (earnings (loss)) and the denominator (number of shares) used in the basic and diluted earnings (loss) per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$2,568	$(3,991)	$(10,457)	$(17,424)
Percentage allocated to common stockholders(1)	56%	100%	100%	100%
Numerator for basic earnings (loss) per common share	$1,433	$(3,991)	$(10,457)	$(17,424)
Undistributed income allocated to Series A Warrants and Series B Warrants	110
Change in fair value of warrant liabilities	(4,343)	—	—	—
Numerator for diluted loss per common share	$(2,800)	$(3,991)	$(10,457)	$(17,424)

Denominator
Weighted average number of shares of common stock, basic	11,102	10,225	10,881	10,089
Series A Warrants and Series B Warrants	854	—	—	—
Weighted average number of shares of common stock, diluted	11,956	10,225	10,881	10,089

Basic earnings (loss) per common share	$0.13	$(0.39)	$(0.96)	$(1.73)
Diluted loss per common share	$(0.23)	$(0.39)	$(0.96)	$(1.73)

(1) Basic weighted average common stock outstanding	11,102	10,225	10,881	10,089
Basic weighted average common stock and participating securities (Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants)	19,897	10,225	10,881	10,089
Percentage allocated to common stockholders	56%	100%	100%	100%

Basic earnings (loss) per common share is calculated by dividing the earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted earnings (loss) per share calculation, Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants, stock options, restricted stock awards, and restricted stock units are considered to be potentially dilutive securities. Basic and diluted earnings (loss) attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holder of the Series A Redeemable Convertible Preferred Stock, Series A Warrants and Series B Warrants does not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three and nine months ended September 30, 2023 and 2022 because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series A Redeemable Convertible Preferred Stock	7,940	—	7,940	—
Series A Warrants and Series B Warrants	—	—	4,367	—
Restricted stock awards and units	568	821	568	821
Outstanding stock options	1,997	1,207	1,997	1,207

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series A Redeemable Convertible Preferred Stock	7,940	—	4,014	—
Series A Warrants	—	—	322	—
Series B Warrants	—	—	126	—
Restricted stock awards and units	639	882	785	982
Outstanding stock options	1,997	1,199	1,750	1,131
Total	10,576	2,081	6,997	2,113

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

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System, which has received clearance from the U.S. Food and Drug Administration, or FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock. The FDA clearance is the first stage of a planned, two step commercial release strategy. As the second stage of the strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as a predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit a 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. The third party responsible for the predicate phacoemulsification device filed a 510(k) submission with the FDA, and the submission is currently under review. Accordingly, we are delivering the ALLY System to surgeons with the phacoemulsification features disabled and/or removed. In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in our effort to commercialize the ALLY System in additional countries and operating regions. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of September 30, 2023, consisted of approximately 55 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the global supply chain disruptions with respect to certain products, including increasing lead times required for the ordering of component parts to meet targeted production goals, unpredictability with respect to suppliers’ ability to fulfill orders in the requested quantities within the agreed timeframe, and the ability to find alternative component parts.

Our revenue increased from $7.7 million for the three months ended September 30, 2022 to $9.8 million for the three months ended September 30, 2023, representing an increase of 26%, primarily due to increased systems sales and procedure volume. Our net income and loss were $2.6 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively. Two significant items included in our net income for the three months ended September 30, 2023 driving this increase were (i) a $4.3 million gain associated with the change in fair value of warrant liabilities and (ii) we recorded an employee retention credit, or ERC, of $1.4 million which decreased selling, general and administrative expenses. Our installed base of LENSAR Laser Systems and ALLY Systems is approximately 295 as of September 30, 2023.

Our revenue increased from $25.1 million for the nine months ended September 30, 2022 to $30.1 million for the nine months ended September 30, 2023, representing an increase of 20%, primarily due to increased systems sales and leases offset by decreased procedure volume. Our net losses were $10.5 million and $17.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in net loss was primarily due to increased system sales and decreased pre-production inventory for the ALLY System, which was recorded as research and development expenses through April 30, 2022. The decrease in net loss was offset by the change in fair value of warrant liabilities for the nine months ended September 30, 2023.

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

The lingering impacts of COVID-19, along with global economic uncertainty, have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across multiple industries. We have seen significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our systems, and expect these trends to continue. While we are not directly exposed to economic conditions in Russia or Ukraine, the ongoing war between Russia and Ukraine has also had a substantial impact on global supply chains and may be a contributing factor to the supply chain shortages we are experiencing. Supply chain disruptions and broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our systems. For the three and nine months ended September 30, 2023, approximately 80% and 79% of our revenue was attributable to recurring sources, respectively, compared to 88% and 92% for the three and nine months ended September 30, 2022, respectively.

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

Research and Development Expense

Our research and development expenses consist primarily of engineering, product development, clinical studies to develop and support our products, personnel costs, such as salaries and wages, including stock-based compensation and benefits, regulatory expenses, and other costs associated with products and technologies that are in development. Currently, our research and development expense primarily consists of costs associated with the continued development of our next generation system, the ALLY System. Among other initiatives, further development of the ALLY System is designed to combine our existing femtosecond laser technology with an option to add a phacoemulsification system into an integrated cataract treatment system. The Company recognized pre-launch inventory costs as research and development expenses through April 30, 2022, when future commercialization of our ALLY System was considered probable and the future economic benefit was expected to be realized.

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

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the United States and over fifteen years for foreign-based expenditures, pursuant to Internal Revenue Code of 1986, Section 174, or Section 174. On September 8, 2023, the Internal Revenue Service, or IRS, issued Notice 2023-63 providing interim guidance regarding the capitalization and amortization of research and experimental expenditures for U.S. tax purposes that became effective in 2022. The IRS notice also provides that the Department of the Treasury and the IRS intend to issue proposed regulations consistent with the guidance set forth in the notice and that taxpayers may rely on the guidance in the notice prior to the issuance of the proposed regulations. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred. The Company will continue to review the applicability of the notice to its operations and will review the proposed regulations when issued and adjust the estimates as necessary.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first or third quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
(Dollars in thousands)	2023	2022	Year (%)	2023	2022	Year (%)
Revenue
Product	$7,156	$5,486	30%	$22,191	$18,188	22%
Lease	1,524	1,472	4%	4,844	4,286	13%
Service	1,115	790	41%	3,024	2,652	14%
Total revenue	$9,795	$7,748	26%	$30,059	$25,126	20%
Cost of revenue (exclusive of amortization)
Product	$2,933	$2,189	34%	$8,897	$6,648	34%
Lease	524	488	7%	1,514	1,446	5%
Service	1,461	1,182	24%	3,690	3,559	4%
Total cost of revenue	$4,918	$3,859	27%	$14,101	$11,653	21%

Revenue

Three Months Ended September 30, 2023 compared with Three Months Ended September 30, 2022

Total revenue for the three months ended September 30, 2023 increased by $2.1 million, or 26%, compared to the three months ended September 30, 2022.

Product revenue for the three months ended September 30, 2023 increased by $1.7 million, or 30%, compared to the three months ended September 30, 2022. The increase was primarily attributable to increased system revenue of $1.0 million and increased procedure volume associated with a revenue increase of $0.7 million.

Service revenue for the three months ended September 30, 2023 increased by $0.3 million, or 41%, compared to the three months ended September 30, 2022. Our U.S. sales represented 69% and 70% of product and service revenue for the three months ended September 30, 2023 and 2022, respectively.

Lease revenue for each of the three months ended September 30, 2023 and 2022 was $1.5 million.

Nine Months Ended September 30, 2023 compared with Nine Months Ended September 30, 2022

Total revenue for the nine months ended September 30, 2023 increased by $4.9 million, or 20%, compared to the nine months ended September 30, 2022.

Product revenue for the nine months ended September 30, 2023 increased by $4.0 million, or 22%, compared to the nine months ended September 30, 2022. The increase was primarily attributable to increased system revenue of $4.2 million offset by a slight decrease in procedure volume. The procedure volume decrease is primarily associated with an approximately $2.1 million decrease in procedure revenue in South Korea, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease in procedure volume was driven by ongoing cataract procedure reimbursement challenges between ophthalmic surgical practices and third-party payors in South Korea partially offset by an increase in procedure volume in the United States and Europe of 14% and 24%, respectively. We anticipate these challenges in South Korea will continue for the near term.

Service revenue for the nine months ended September 30, 2023 increased by $0.4 million, or 14%, compared to the nine months ended September 30, 2022 primarily due to the increased number of systems installed. Our U.S. sales represented 68% and 60% of product and service revenue for the nine months ended September 30, 2023 and 2022, respectively.

Lease revenue for the nine months ended September 30, 2023 increased by $0.6 million, or 13%, compared to the nine months ended September 30, 2022. The increase was primarily attributable to increased system leases.

Cost of Revenue

Three Months Ended September 30, 2023 compared with Three Months Ended September 30, 2022

Total cost of revenue for the three months ended September 30, 2023 increased by $1.1 million, or 27%, compared to the three months ended September 30, 2022.

Cost of product revenue for the three months ended September 30, 2023 increased by $0.7 million, or 34%, compared to the three months ended September 30, 2022. The increased cost of product revenue was attributable to increased system sales, which have a lower gross margin than procedure licenses. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY System inventory and availability of systems; however, these increases are partially offset by ALLY System raw materials and production costs through April 2022 being charged to research and development expenses rather than inventory.

Cost of service revenue for the three months ended September 30, 2023 increased by $0.3 million, or 24%, compared to the three months ended September 30, 2022 primarily due to the increased number of system placements.

Cost of lease revenue for the three months ended September 30, 2023 and 2022 was $0.5 million and consists primarily of depreciation of leased systems.

Nine Months Ended September 30, 2023 compared with Nine Months Ended September 30, 2022

Total cost of revenue for the nine months ended September 30, 2023 increased by $2.4 million, or 21%, compared to the nine months ended September 30, 2022.

Cost of product revenue for the nine months ended September 30, 2023 increased by $2.2 million, or 34%, compared to the nine months ended September 30, 2022, attributable to the increased system sales, which have a lower gross margin than procedure licenses, offset by decreased procedure volume between the periods. We expect cost of product revenue to fluctuate in future periods as supply chain challenges have resulted in higher costs of ALLY pre-launch inventory, which has been charged to research and development expenses through April 2022, as well as availability of systems, which have a higher cost of sales.

Cost of service revenue for the nine months ended September 30, 2023 increased by $0.1 million, or 4%, compared to the nine months ended September 30, 2022.

Cost of lease revenue for the nine months ended September 30, 2023 and 2022 was $1.5 million and consists primarily of depreciation on leased systems.

Operating Expenses

Three Months Ended September 30, 2023 compared with Three Months Ended September 30, 2022

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2023 were $5.1 million, a decrease of $1.0 million, or 16%, compared to $6.1 million for the three months ended September 30, 2022. The decrease was due primarily to recording an ERC of $1.4 million, which decreased selling, general and administrative expenses, partially offset by increased sales and marketing expenses related to the commercial launch of the ALLY System. We do not expect future results to be impacted by the ERC program. We expect selling, general and administrative expense to increase from current levels as we continue to launch the ALLY System.

Research and Development. Research and development expenses for the three months ended September 30, 2023 were $1.5 million and consistent with the three months ended September 30, 2022.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended September 30, 2023, consistent with the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 compared with Nine Months Ended September 30, 2022

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2023 were $19.7 million, a decrease of $0.2 million, or 1%, compared to $20.0 million for the nine months ended September 30, 2022. The decrease was due primarily to recording of the ERC of $1.4 million offset by increased sales and marketing expenses related to the commercial launch of the ALLY System. We expect selling, general and administrative expense to increase from current levels as we continue to launch the ALLY System.

Research and Development. Research and development expenses for the nine months ended September 30, 2023 were $4.7 million, a decrease of $5.5 million, or 54%, compared to $10.2 million for the nine months ended September 30, 2022. The decrease was primarily attributable to significantly lower development costs following the ALLY System's clearance by the FDA in the second quarter of 2022, which included approximately $3.4 million of inventory costs that was expensed to research and development in the nine months ended September 30, 2022. Following our receipt of 510(k) clearance for the ALLY System from the FDA in June 2022, all ALLY System inventory costs are being capitalized to inventory. With the clearance of the ALLY System in the United States, we expect a decrease in development activity and related costs incurred in the future.

Amortization of Intangible Assets. Amortization of intangible assets was $0.8 million for the nine months ended September 30, 2023, consistent with the nine months ended September 30, 2022.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three and nine months ended September 30, 2023 were $4.6 million of income and $1.2 million of expense, respectively, and consisted primarily of the change in fair value of warrant liabilities. Non-operating expenses, net were immaterial for the three and nine months ended September 30, 2022.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net income (loss) below for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$2,568	$(3,991)	$(10,457)	$(17,424)
Less: Interest income	(265)	(92)	(465)	(140)
Add: Depreciation expense	609	571	1,767	1,681
Add: Amortization expense	273	276	824	872
EBITDA	3,185	(3,236)	(8,331)	(15,011)
Add: Stock-based compensation expense	1,173	1,672	4,723	4,916
Add: Change in fair value of warrant liabilities	(4,343)	—	1,654	—
Less: Employee retention credit	(1,368)	—	(1,368)	—
Adjusted EBITDA	$(1,353)	$(1,564)	$(3,322)	$(10,095)

EBITDA is defined as net income (loss) before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, and income from the Employee Retention Credit, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges and the Employee Retention Credit is not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2023 and 2022, we had net losses of $10.5 million and $17.4 million, respectively, and as of September 30, 2023, we had an accumulated deficit of $108.0 million. The change in fair value of warrant liabilities had a significant impact on net income and net loss in the three and nine months ended September 30, 2023, respectively. We expect to continue to incur losses and operating cash outflows for the near future as we continue to build our commercial infrastructure and pursue further regulatory clearances of our ALLY System.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of September 30, 2023, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

We expect selling, general and administrative expenses to increase from current levels due to the continued commercial launch of the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand. Supply chain disruptions, unavailability of various parts needed to manufacture the ALLY System and price increases of component parts may have an adverse impact on the Company’s ability to meet customer demand for the ALLY System.

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

Our material contractual obligations and commercial commitments at September 30, 2023 primarily consist of $2.5 million in operating lease liabilities for our facility lease and $7.6 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 15 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021, the Registration Statement, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. We also simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $35.0 million of our common stock from time to time in “at-the-market”, or ATM, offerings under the Registration Statement. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM offering, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. No shares were sold under the ATM during the three and nine months ended September 30, 2023.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(9,179)	$(10,098)
Net cash used in investing activities	(191)	(58)
Net cash provided by (used in) financing activities	19,616	(2,188)
Net increase (decrease) in cash and cash equivalents	$10,246	$(12,344)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $9.2 million, consisting primarily of a net loss of $10.5 million and a decrease in net operating assets of $8.2 million, partially offset by non-cash charges of $9.4 million. The decrease in net operating assets was primarily due to changes in inventories, accounts payable and prepaid and other current assets offset by changes in accounts receivable. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

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

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $19.6 million, primarily due to the net proceeds from issuance of Series A Redeemable Convertible Preferred Stock and Warrants of $19.5 million.

Net cash used in financing activities for the nine months ended September 30, 2022 was $2.2 million, primarily due to the payment of $2.4 million in contingent consideration due to regulatory approval of the ALLY System offset from proceeds from the sale of common stock under the employee stock purchase plan.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2022 and the nine months ended September 30, 2023, we granted stock options and restricted stock units to employees and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors, employees, and non-employees.

At September 30, 2023, there was approximately $0.1 million, $1.1 million, and $2.9 million of total unrecognized compensation expense related to restricted stock awards, restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 1.5 months, 1.5 years and 2.2 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2023	$793
2024	2,114
2025	1,005
2026	215
2027	6
Thereafter	—
Total unrecognized stock-based compensation expense	$4,133

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at September 30, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

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

Except for the valuation of warrant liabilities described below, there have been no significant and material changes in our critical accounting estimates during the three months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash and cash equivalents of $24.9 million as of September 30, 2023. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2023.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of September 30, 2023, one customer accounted for 13% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint (“Amended Complaint”) against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.). Plaintiffs allege that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and assert claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023, or the Proxy, in connection with the Private Placement. Specifically, the Amended Complaint alleges that the Proxy failed to disclose details about the Company’s discussions with stockholders regarding possible financing alternatives, including a possible debt financing agreement, and material information about the Company’s internal budget. The Amended Complaint seeks, among other things, damages, an order rescinding the vote in connection with the Private Placement, as well as attorneys’ fees and expenses. On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint until a lead plaintiff is appointed and plaintiffs file a second amended complaint or designate the Amended Complaint as operative.

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

Global economic uncertainty, including due to factors such as increased inflation and rising interest rates, have contributed to our business and operational performance. If economic uncertainty continues or increases or if economic conditions deteriorate, these conditions may have a material adverse impact on our revenue, profit margins, cash flow and liquidity in the future. In particular, our business is impacted by inflation, such as the recent inflationary pressures related to global supply chain disruptions that have increased the cost of certain raw materials, labor and transportation used in our business. These broad-based inflationary impacts have negatively impacted our financial condition, results of operations and cash flows since 2020, and we expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

We expect to incur operating losses for the near-term future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2021 and 2022, we had net losses of $19.6 million and $19.9 million, respectively, and for the nine months ended September 30, 2022 and 2023, we had net losses of $17.4 million and $10.5 million, respectively. As of September 30, 2023, we had an accumulated deficit of $108.0 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two-step commercial release strategy. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. In addition, we submitted the ALLY System for certification in the European Union, or EU, in September 2022 and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and the Philippines for additional marketing or certification applications outside the United States. This is the first step in our effort to commercialize the ALLY System in additional countries and operating regions. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock. If we continue to experience supply chain constraints, we may be unable to deliver ALLY Systems as planned.

As the second stage of the strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as a predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit a 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. The third party responsible for the predicate phacoemulsification device filed a 510(k) submission with the FDA, and the submission is currently under review. Further, we are relying on a third party to manufacture and obtain clearance on the phacoemulsification component of our ALLY System, and do not currently possess the internal resources or know-how to do so without their assistance. Accordingly, we are delivering the ALLY System to surgeons with the phacoemulsification features disabled and/or removed.

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

Global health developments and economic uncertainty resulting from COVID-19 have adversely impacted, and may in the future adversely impact, our business, results of operations, cash flows and financial position.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System and ALLY System as well as purchases of our consumables and licensed applications outside of the United States. For the nine months ended September 30, 2023, one customer accounted for 11% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance in the applicable region, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the FLACS procedure seamlessly in a single, sterile environment. This clearance is the first stage of a planned, two step commercial release strategy. The ALLY System is now available to all U.S. cataract surgeons and has also received regulatory clearance in India. As the second stage of the strategy, we plan to seek an additional 510(k) clearance for the phacoemulsification features of the ALLY System in a subsequent 510(k) submission subject to a third party’s phacoemulsification device receiving clearance and serving as a predicate device. As this device will be considered the predicate device for purposes of evaluating the ALLY System’s phacoemulsification functionality, we are unable to submit a 510(k) submission seeking clearance of the phacoemulsification features within the ALLY System until the predicate device receives FDA clearance. The third party responsible for the predicate phacoemulsification device filed a 510(k) submission with the FDA, and the submission is currently under review. Accordingly, we are delivering the ALLY System to surgeons with the phacoemulsification features disabled and/or removed. If the third party is unsuccessful in obtaining clearance on its projected timelines, or at all, we could be delayed in our submission for 510(k) clearance for the phacoemulsification features of our ALLY System, and/or we may be required to find an alternative component from a different third party to replace the component the third party is developing. We may be unable to identify a replacement supplier, and even if we are, the use of a different third party component could require additional data or other activities that could increase our costs or delay our projected timing. If any of these events were to occur, we could be materially delayed in our efforts to seek 510(k) clearance of all features of our ALLY System. Even if the third party obtains clearance for the phacoemulsification device, the FDA has significant discretion in the 510(k) clearance process, and we cannot guarantee that we will obtain clearance of our ALLY System as proposed.

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

In the UK, on June 26, 2022, the Medicines and Healthcare products Regulatory Agency, or MHRA, published its response to a 10-week consultation on the future regulation of medical devices in the United Kingdom. The MHRA proposes amendments to the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA has recently updated guidance to reflect that it is now aiming for core aspects of the future regime for medical devices to apply from July 1, 2025. Medical devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are now subject to transitional arrangements. Medical devices compliant with the EU Medical Devices Directive or EU Active Implantable Medical Devices Directive with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of certificate or June 30, 2028. Medical devices compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030. Following these transitional periods, all medical devices will require a UK Conformity Assessed, or UKCA, mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force; however, UKCA marking will not be recognized in the EU. Following the transitional period, compliance with the UK regulations will be a prerequisite to be able to affix the UKCA mark to medical devices, without which they cannot be sold or marketed in Great Britain. The rules for placing medical devices on the Northern Ireland market will differ from those in the Great Britain and will continue to be governed according to EU requirements. These modifications may have an effect on the way we intend to conduct our business in these countries.

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

We own numerous issued patents and pending patent applications. As of September 30, 2023, we owned approximately 58 U.S. patents, 33 pending U.S. patent applications, 134 issued foreign patents, and 82 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed a registration statement registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 52.3% of our total outstanding shares of common stock based on our shares outstanding as of August 2, 2023, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Pursuant to the SPA, we issued an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share,” which have a stated value of $1,000 per share and are convertible into shares of common stock. Holders of shares of Series A Redeemable Convertible Preferred Stock are entitled to vote on an as-converted basis with holders of shares of common stock. In addition, so long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, the Company may not, without the consent of NR-GRI, liquidate, dissolve, or wind up its affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change its line of business; or enter into certain related-party transactions.

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

North Run and its affiliates held 47.1% of the voting power of our capital stock based on shares outstanding as of September 30, 2023, in addition to shares of common stock and voting power they may acquire upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

In addition, the stock market in general, and the market for medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This could limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities, and suits have been initiated against us to date. For example, on August 18, 2023, two stockholders filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.), alleging violations of Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and asserting claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023. This type of litigation could result in very substantial costs, divert our management’s attention and resources, and could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2023 is set for below:

(in thousands, except per share amounts)	Total Number of Shares Purchased (1)	Approximate Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2023	16	$3.12	—	$—
August 1 through August 31, 2023	—	—	—	—
September 1 through September 30, 2023	—	—	—	—
Total	16	$3.12	—	$—

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

LENSAR, Inc.

Date: November 9, 2023	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2023		/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)