Form 10-K
period 2023-12-31
LENSAR, Inc.
filed 2024-03-04
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $34.4 million. As of February 29, 2024, there were 11,395,056 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from macroeconomic conditions; the timing of and our ability to obtain and maintain regulatory approvals and certifications; our expectations about our ability to successfully commercialize and further develop our next generation system, the ALLY® Adaptive Cataract Treatment System (“ALLY System”), and the timing thereof; the ALLY System's performance and market impact; the sufficiency of our cash and cash equivalents; industry trends and conditions impacting various markets in which we operate; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. These risks and uncertainties include, but are not limited to:

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

TRADEMARKS AND TRADE NAMES

We own or have registered rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including LENSAR, the LENSAR logo, STREAMLINE, INTELLIAXIS, INTELLIAXIS REFRACTIVE CAPSULORHEXIS, ALLY Adaptive Cataract Treatment System, and the ALLY Adaptive Cataract Treatment System logo, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

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

PART I

Item 1. Business

We are a commercial-stage medical device company focused on designing, developing and marketing advanced femtosecond laser systems for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our current systems, the LENSAR Laser System and ALLY® Adaptive Cataract Treatment System, or ALLY System, incorporate a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in laser systems that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes with enhanced precision and the ability to do so consistently. The ALLY System combines all of the features from our LENSAR Laser System with a dual-pulse laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform a femtosecond laser assisted cataract procedure in a single operating room. This system is designed to be a significant medical advancement and provide improved efficiency and financial benefit to a surgeon’s practice and to ambulatory surgery centers, or ASCs. The ALLY System received clearance from the U.S. Food and Drug Administration, or FDA, in June 2022, and we began commercialization of the ALLY System in August 2022. The ALLY System has also received regulatory approval in India and the Philippines. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications.

Market Overview

The global market for the treatment of cataracts is characterized by large patient populations with increases driven by the aging population and the availability of new technologies, such as laser-assisted systems and an influx of new, innovative intraocular lenses, or IOLs, which can improve visual outcomes post-operatively. Cataract surgery is one of the highest volume surgical procedures in the world, and according to the American Academy of Ophthalmology, or AAO, the most common procedure performed by the ophthalmic surgeon. According to the 2023 Cataract Surgical Equipment Market Report, global estimated cataract surgery and refractive lens exchange surgical procedures (cataract surgery) are expected to grow from 30.8 million in 2023 to 37.2 million in 2028. In the United States, cataract surgery is expected to increase from almost 4.9 million procedures in 2023 to approximately 5.8 million in 2028. By contrast, worldwide laser-assisted cataract surgery is expected to grow from just over 1 million procedures in 2023 to an estimated 1.4 million procedures in 2028. There are approximately 110,000 ophthalmic surgeons in the United States focused on performing cataract procedures.

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

The majority of patients suffering from cataracts also present with visually significant astigmatism. Astigmatism is an imperfection in the symmetry of the cornea, creating a different, additional focal plane in a specific axis within the cornea. This causes a distortion of the light as it converges on the retina and causes blurry vision. In 2023, Market Scope referenced data from a clinical study of 6,000 patients performed by Warren Hill, MD that estimates that approximately 70 – 90% of cataract patients present with addressable astigmatism prior to cataract surgery. To reduce the need for prescription distance or reading glasses following cataract surgery, it is important that little or no astigmatism remain. Conventionally, residual post-operative astigmatism has been targeted at less than or equal to 0.5 diopters, the unit measure of the refractive power of a lens. Surgeons may attempt to address low to moderate magnitudes of astigmatism using a procedure called limbal relaxing incisions, or LRIs, or arcuate incisions, or AIs. LRIs or AIs are performed by making two small incisions on the cornea, usually 180 degrees apart that are intended to return the cornea to a rounder, symmetrical shape. Corneal incisions used by surgeons as a means to manage astigmatism that are performed with a laser are referred to as AIs. More recently, and where the magnitude of astigmatism is higher, toric IOLs may be used to both correct the patient’s near or far vision and address any pre-existing astigmatism.

Laser-Assisted Cataract Surgery. In the last 10 to 15 years, special laser systems have been developed to assist surgeons in performing or facilitating the various aspects of cataract procedures. Laser-assisted cataract surgery involves the same steps as traditional surgery but uses advanced imaging techniques to design a precise surgical plan and a femtosecond laser, the same type of laser engine used to cut the flaps in LASIK corrective procedures, to make the AIs and perform the capsulorhexis. The intent is to create an incision with a specific location, depth and length that can be performed exactly without the variable of surgeon experience or the individual variances in the anatomy of the patient. The laser can also be used to soften and fragment the nucleus of the cataract before phacoemulsification, which can reduce the amount of phacoemulsification energy required to break up and remove the cataract and reduce the chance of certain complications. After phacoemulsification, the surgeon replaces the natural lens with an IOL and the incision is closed without the need for suture.

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
•
Efficient design. We designed the ergonomics of the system and its wireless capabilities to enable the system to integrate seamlessly into a surgeon’s existing surgical environment. According to Market Scope’s 2023 annual survey, over 80% of U.S. cataract surgeons, indicated the importance of data transfer between diagnostic devices as ‘required’ to ‘nice to have’.
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

We are focused on continuous innovation and continue to develop our proprietary, next-generation femtosecond laser, the ALLY System. Our ALLY System is designed to combine our current core femtosecond laser technology features with enhanced capabilities into a single small unit that allows surgeons to perform a femtosecond laser assisted cataract procedure in a single operating room. The ALLY System’s enhanced features include the ability to perform laser procedures much faster, as well as enabling broader applications due to it being the only commercial femtosecond laser incorporating a dual-pulse laser. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to all U.S. cataract surgeons and has also received regulatory clearance in India and the Philippines.

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

We have designed our ALLY System to have a small footprint, allowing it to be placed in any operating room or in-office surgery suite, to allow the surgeon to switch seamlessly and quickly between femtosecond laser and the surgeon’s existing phacoemulsification device without moving patients from room-to-room. Importantly, this system was designed with the ergonomics in-mind to be used in the operating room or the in-office surgical suite. The footprint is significantly smaller than current laser systems and only slightly larger than stand-alone phacoemulsification systems. The additional enhancements to our existing laser technology that are incorporated into our ALLY System include a more versatile laser that uses pulse characteristics designed for tissue specific targeting with significantly faster speeds in different applications. Based on studies with ALLY System users, this system provides significant surgical workflow time savings and financial benefit to a surgeon’s practice and ASC or hospital.

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
•
continued pressure to improve efficiencies driven by the reduction of reimbursement in standard cataract surgery cases coupled with the ability to provide better patient visual outcomes, which we believe will motivate surgeons and patients to seek refractive outcome-based patient-pay procedures; and
•
the COVID-19 pandemic increased awareness of efficiencies associated with faster patient throughput, less movement from having to use two rooms to complete an advanced cataract procedure, fewer patient encounters to plan, treat and to complete the advanced cataract procedure, placing the system in the ASC, operating room or in-office surgical suite. Early data suggests performing a sterile femtosecond-laser-assisted cataract surgery, or FLACS, procedure using the ALLY System resulted in approximately 8-minute time savings for the surgeon, 19-minute time savings for the surgical staff, and 51-minute savings for the patient, allowing surgeons to shorten their surgery day or treat more patients.

According to the 2023 Cataract Surgical Equipment Market Report, there were an estimated 2,664 femtosecond laser systems installed at the end of 2023, of which 2,448 were in markets that we service. The number of total femtosecond laser systems installed is expected to grow to over 3,613 devices by 2028. We believe the expected growth in the FLACS market, combined with the results from our blinded survey, suggest a significant market opportunity as surgeons replace, or add femtosecond laser systems.

To help encourage and facilitate this transition to our ALLY System, we are focused on reducing the cost of the system without compromising the capabilities or performance of the laser. With that in mind, the ALLY System was designed to offer more functionality and better performance than other laser systems. We believe the ALLY System's surgical efficiencies and combined functions could help drive broader penetration into the overall cataract surgery market and could potentially create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery. The overall cost of the ALLY System, may, however, increase due to, among other factors, pricing increases in component parts for our systems resulting from inflationary pressures and macroeconomic conditions.

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
•
Demonstrated and growing commercial success. We believe our disruptive technology platform has enabled us to rapidly take market share in a highly competitive market. Based on the 2023 Cataract Surgical Equipment Market Report, it was estimated that we would achieve 12.2% market share in femtosecond laser assisted cataract surgery in 2023 in terms of revenue. Additionally, when looking at the average procedures per installed device, each of our systems averaged 445 procedures in 2023 compared to the estimated industry average of 382 procedures per year per installed device, based on a 2023 Cataract Surgical Equipment Market Report. The following chart shows procedure volume per year from 2015 to 2023:

Procedures per Year

Source: Management.

•
Improved visual outcomes that drive more advanced, patient-pay procedures. Standard cataract procedures are generally covered by Medicare and other third-party payors, including commercial health plans. However, based on the 2023 Market Scope IOL Market Report, approximately 83% of global patients receiving a standard cataract procedure do not have significant astigmatism addressed surgically and must rely on glasses for distance or near vision. Moreover, surgeon reimbursement for these standard procedures continues to decline. More advanced procedures, such as laser-assisted cataract surgery and the use of toric and multifocal premium IOLs, can address these additional vision challenges but are generally not covered by Medicare or other third-party payors. Accordingly, patients are required to pay the additional cost associated with the use of these advanced technologies. Historically, some patients may have been reluctant to incur the additional cost of a more advanced procedure that includes implantation of a premium IOL, and some surgeons may have been reluctant to recommend these procedures because of concerns that the targeted visual outcome might not be achieved. We believe the clinical data supporting the effectiveness of our laser system in assisting surgeons to achieve desired outcomes will motivate additional patients to seek, and additional surgeons to offer, these more advanced procedures that include implantation of a premium IOL.

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
•
Innovative intellectual property protected by a comprehensive patent portfolio. As of December 31, 2023, we owned approximately 212 issued patents and 112 pending patent applications globally. This portfolio covers key aspects of our technology, including the augmented reality imaging and processing, iris registration and patient interface features of our system. We have also filed and acquired significant patent rights relating to our next generation cataract treatment system. For example, we have approximately 14 pending US patent applications, 11 issued US patents, 53 pending foreign and PCT applications, and 17 issued foreign patents related to integrated systems.
•
Proven management team and board of directors. Our senior management team and board of directors consist of seasoned medical device professionals with deep industry experience. Our team has successfully led and managed dynamic growth phases in organizations and commercialized several products specifically in the cataract and refractive surgery field. Members of our team have worked with well-regarded, ophthalmology-focused medical technology companies such as Chiron Corporation, Alcon Inc., Advanced Medical Optics, Inc., Allergan, Inc., Bausch + Lomb and STAAR Surgical.

While we believe these factors will contribute to further growth and success, we cannot assure you that the market for cataract surgery will continue to grow as we anticipate or that new disruptive technologies will not be introduced to displace our laser systems. Moreover, we must maintain and grow market acceptance for our laser systems and convince physicians and patients that the out-of-pocket costs associated with procedures that use our laser systems will produce their targeted results. If we are unable to accomplish those goals, our business could suffer.

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

Sales and Distribution

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and third-party distributors in China, South Korea, Germany, and other targeted international markets. Depending on the dynamics of a particular geographic region, we and our distributors typically market and sell our systems to ASCs, hospitals and physicians. In the United States, we sell our products through a direct sales organization that, as of December 31, 2023, consisted of approximately 60 commercial team professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. As of December 31, 2023, we had a total of approximately 305 systems installed in a total of 16 countries, with approximately 45% of those systems in the United States where we have a direct sales relationship with our customers, and with China, South Korea, and Germany representing our largest markets outside the United States, where we sell our products through distributor relationships. We believe there is significant opportunity for us to expand our presence in these countries and other countries where we have no or only a limited number of installed systems. For the year ended December 31, 2023, one customer accounted for 13% of our revenue and no customers accounted for more than 10% of our accounts receivable, net.

We have been able to achieve our success to date with a limited number of regional sales managers in the United States and independent distributors in international markets, growing our business substantially year-over-year in terms of both revenues and number of procedures, with the exception of 2020 due to the impact on our operations of the COVID-19 pandemic. We believe that increasing the size and geographic breadth of our sales and marketing management team and number of regional sales managers in the United States and expanding our network of independent distributors in additional international markets will allow further penetration in the cataract surgery market. To support these commercial efforts, in the United States, we anticipate adding additional field sales professionals, including clinical outcome specialists, and expanding our marketing support and commitment to physician and staff training programs to optimize results and communicate the strengths of our cataract surgery solutions. Outside the United States, we expect to expand the geographical reach of our distributors. We believe the expansion of our domestic and international commercialization efforts will provide us with significant opportunity for future growth as we continue to penetrate existing and new markets. Our ALLY System currently is cleared for marketing in the United States, India, and the Philippines, and our growth, market presence and ability to sell the ALLY System will depend on, among other factors, whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications. We submitted the ALLY System for certification in the European Union, or EU, in September 2022 and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications.

Manufacturing

We manufacture our ALLY System, and previously manufactured our LENSAR Laser System, at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from several suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of the ALLY System and maintenance of the LENSAR Laser System are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We have entered into various purchase orders, as well as a limited number of long-term supply agreements, for the manufacture and supply of certain components. These arrangements commit us to a remaining minimum purchase obligation of approximately $6.5 million as of December 31, 2023. We expect to meet these requirements. We generally do not maintain large volumes of finished goods. We currently have and intend to have long-term supply agreements or sufficient supply of raw material inventory to adequately source the expected near-term demand of our ALLY System. We strive to maintain enough inventory of our various component parts to avoid the impact of any supply chain disruptions.

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

We own numerous issued patents and pending patent applications. As of December 31, 2023, we owned approximately 58 U.S. patents, 33 pending U.S. patent applications, 154 issued foreign patents, and 79 pending foreign and Patent Cooperation Treaty applications. Our patents are expected to expire between 2026 and 2040, with some design patents expiring in 2046. We have 154 issued foreign patents in a total of 15 countries and regions, including China, Macau, Taiwan, Germany, France, United Kingdom, Italy, Australia, Canada and the European Patent Office. Our patents contain a broad range of claims related to devices and methods for performing cataract surgery using, among other things, refractive corrections, lens targeting and positioning and we believe provide significant protection for our current commercialized products.

Our material registered and unregistered trademarks include: LENSAR, ALLY Adaptive Cataract Treatment System, INTELLIAXIS, INTELLIAXIS-C, INTELLIAXIS-L, INTELLIAXIS REFRACTIVE CAPSULORHEXIS, STREAMLINE, LENSAR CATARACT LASER WITH AUGMENTED REALITY AND DESIGN, ALLY Adaptive Cataract Treatment System, ALLY Adaptive Cataract Treatment System logo, and LENSDOCTOR SOFTWARE.

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

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC, or the EU Medical Devices Directive, which has been repealed and replaced by Regulation (EU) No 2017/745, or the EU Medical Devices Regulation. Our current certificate has been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.

Medical Devices Directive

In the EU, there is currently no premarket government review of medical devices. Under the EU Medical Devices Directive all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I of the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement. To demonstrate compliance with the essential requirements laid down in Annex I to the Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossier and the manufacturer’s quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the European Conformity, or CE, mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directives, the EU Medical Devices Regulation is directly applicable in EU member states, without the need for adoption of EU member states to implement into national laws.

The EU Medical Devices Regulation became effective on May 26, 2021. In accordance with its recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

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

All manufacturers placing medical devices into the market in the EU must comply with the EU Medical Device Vigilance System. Under this system, serious incidents must be reported to the relevant authorities of the EU member states, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU

Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics and/or performance of a device on the market (e.g., inadequacy in supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient or user or other persons or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be reported to the relevant authorities of the EU member states, and communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

Consequently, the regulatory framework in Great Britain continues to be broadly based on the requirements of the EU Medical Devices Directive as implemented into national law. On June 26, 2022, the MHRA published its response to a 10-week consultation on the future regulation of medical devices in the United Kingdom. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA confirmed that the core elements of the new framework are now expected to be in place in 2025, while priority measures to enhance post-market surveillance will be put in place first in 2024. Medical devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directive are now subject to transitional arrangements. Devices certified under the EU Medical Devices Regulation may be placed on the market in Great Britain under the CE mark June 30, 2030. However, devices certified under the EU Medical Devices Directive may be placed on the market June 30, 2030. Following these transitional periods, it is anticipated that all medical devices will require a UK Conformity Assessed, or UKCA, mark. Manufacturers may choose to use the UKCA mark on a voluntary basis until prior to the mandatory deadlines. However, UKCA marking will not be recognized in the EU. Following the transitional periods, compliance with the UK regulations will be a prerequisite to be able to affix the UKCA mark to medical devices, without which they cannot be sold or marketed in Great Britain.

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

For EU member states, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

As of December 31, 2023, we had approximately 130 employees that support our manufacturing, research and development, commercial and administrative functions. Primarily all of our workforce is based at our corporate headquarters in Orlando, Florida except for our commercial organization, which is spread throughout the United States based upon geographic responsibility.

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
•
Retention and Stability: We take pride in the stability and dedication of our workforce. Nearly 40% of employees have been with the Company five or more years, and over 20% have been with the Company 10 or more years. In 2023, we experienced a full-time employee turnover rate of approximately 10%.
•
Culture: We value our employees and the individual and collective contributions employees make to the Company. We believe work-life balance is integral to our employees performing at their best. Given our smaller business orientation, we require individual employees to have broader skillsets and enthusiastic and collaborative dedication to our team-based working groups. We offer development opportunities that align with professional and personal goals. We aim to have quarterly Company-wide meetings to keep employees informed on Company updates and performance, as well as to celebrate corporate milestones and individual years of service achievements. In addition to social activities scheduled throughout the year, we typically have an annual corporate event to bring all employees together for team building. To provide work/life support and resources for employees, we provide access to two Employee Assistance Programs.
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

For the years ended December 31, 2023 and 2022, we had net losses of $14.4 million and $19.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $111.9 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

We have historically derived our revenue from the sale or lease of our LENSAR Laser and ALLY Systems and the associated procedure licenses and consumables used in each procedure involving our systems, and expect that this will account for a majority of our revenue in the foreseeable future. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. The ALLY System has also received regulatory approval in India and the Philippines. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance or certifications in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of systems.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. The ALLY System is available to all U.S. cataract surgeons and has also received regulatory clearance in India and the Philippines. In addition, we submitted the ALLY System for certification in the European Union, or EU, in September 2022 and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications. In addition, our ability to meet production goals can also be impacted by supply chain interruptions. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock. If we experience further supply chain constraints, we may be unable to deliver ALLY Systems as planned.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System and ALLY System as well as purchases of our consumables and licensed applications outside of the United States. For the year ended December 31, 2023, one customer accounted for 13% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 52.1% of our total outstanding shares of common stock based on our shares outstanding as of December 31, 2023, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 12, Redeemable Convertible Preferred Stock, included elsewhere in this Annual Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

We manufacture our systems and provide the electronic license applications at our corporate headquarters in Orlando, Florida. This is also the location where we currently conduct substantially all of our research and development activities, customer and technical support, and management and administrative functions. If our facility suffers a crippling event, or a force majeure event such as an earthquake, hurricane, fire, flood or temporary shutdown due to a pandemic (including a resurgence of COVID-19 and its variants), epidemic or infectious disease, this could materially impact our ability to operate.

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
•
customs clearance and shipping delays;
•
political, social, and economic instability abroad, including the ongoing war between Russia and Ukraine, conflicts in the Middle East, potential conflict between China and Taiwan, terrorist attacks, and security concerns in general;
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

Additionally, market acceptance of our products and technologies in foreign markets may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. In the EU, reimbursement is entirely regulated at member state level and varies significantly between countries, and member states are facing increased pressure to limit public healthcare spending. We may not obtain additional international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals would negatively impact future market acceptance of our ALLY System or any of other products we may develop in the future in the international markets in which those approvals are sought.

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
•
results of clinical research and studies on our products or competitive products;
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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to store and effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions, intellectual property, proprietary business information and certain personal information, including of our employees and contractors (collectively Confidential Information). The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes.

Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption, theft or loss of Confidential Information. Confidential Information might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. We have technology security initiatives in place to mitigate our risk to these vulnerabilities, but there can be no assurance that our or our third-party service providers’ cybersecurity risk management program and processes, including policies, controls or procedures and other security measures will be adequately designed, complied with, implemented or effective to ensure that our or their operations are not disrupted or that data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected until after they occur. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Any significant system failure, accident or security breach could cause interruptions in our operations, result in damage to our reputation, the loss or misappropriation of Confidential Information, result in key personnel being unable to perform duties or communicate throughout the organization, significant costs associated with the investigation, data restoration and remediation, and potential notification of the breach to third-parties, including counter-parties and data subjects, and have other adverse impacts on our business. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and if made against us could lead to significant interruptions in our operations, loss of Confidential Information and income, reputational loss, diversion of funds, and may also result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, if our network were compromised, it could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in regulatory investigations and enforcement actions, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

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

The actual or perceived failure to comply with data privacy and security laws and other obligations could have a material adverse effect on our business, results of operations and financial condition.

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

We may be subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or, collectively, HIPAA, the EU’s General Data Protection Regulation 2016/679 and applicable national supplementing laws, or GDPR, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or, collectively, CCPA. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities, including healthcare providers and research institutions, from which we obtain clinical trial data, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting such information for or on behalf of such covered entities, and their covered subcontractors. Depending on the facts and circumstances, we could be subject to regulatory investigation and enforcement action, including significant penalties, if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and state Attorneys General to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

The GDPR imposes comprehensive compliance obligations regarding our processing of personal data of individuals within the EEA or in the context of our activities within the EEA, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its

Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.

We currently rely on the SCCs to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If we cannot rely on existing mechanisms for transferring personal data from the EEA, or other jurisdictions, we could be prevented from transferring personal data of individuals in those regions; we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised SCCs for existing arrangements within required time frame; and/or it could otherwise adversely affect the manner in which we provide our services and thus materially affect our operations and financial results. Failure to comply with the GDPR could result in penalties for certain breaches of up to the greater of EUR 20 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

We are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, collectively, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Furthermore, these laws impose substantial requirements that require the expenditure of significant funds and employee time to comply, and additional states and countries are enacting new data privacy and security laws, which will require future expansion of our compliance efforts. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced immaterial failures to protect data privacy. There can be no assurances that the privacy and security-related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/ or the relevant personal information from the risks associated with the third-party processing of such data. Any failure by a third party to prevent security breaches could have adverse consequences for us, result in applicable fines and penalties, damage our reputation, and/ or result in civil claims. We will need to expend additional resources and make significant investments to comply with data privacy and security laws. Our failure to comply with our posted privacy policies or with any federal, state, or international privacy and security laws, regulations, industry standards or other legal obligations relating to data privacy and information security or any failure to prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation, have a material adverse effect on our business, and may result in claims, complaints, liabilities, proceedings or actions against us by governmental entities or others, or may require us to change our operations. Any such claims, complaints, proceedings or actions could force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, and result in the imposition of monetary penalties.

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

On October 1, 2020, we completed the Spin-Off and became an independent public company. There are several significant areas where the liabilities of PDL may become our obligations, notwithstanding the Spin-Off. For example, under the Internal Revenue Code of 1986, as amended, or the Code, and the related rules and regulations, each corporation that was a member of the PDL consolidated U.S. federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spin-Off is jointly and severally liable for the U.S. federal income tax liability of the entire PDL consolidated tax reporting group for that taxable period. In addition, the Tax Matters Agreement with PDL allocates the responsibility for taxes between PDL and us. Pursuant to this allocation, we may be responsible for taxes that we would not have otherwise incurred, or that we would have incurred but in different amounts or at different times, on a standalone basis outside of the PDL consolidated group, and the amount of such taxes could be significant. However, if PDL is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.

Potential indemnification obligations to PDL pursuant to the Separation and Distribution Agreement could materially and adversely affect us.

In connection with the Spin-Off, the Company and PDL entered into a Separation and Distribution Agreement, dated September 30, 2020, or the Separation and Distribution Agreement, which sets forth the agreements between PDL and the Company regarding the principal transactions necessary to separate the Company from PDL and other agreements that govern certain aspects of the relationship with PDL after the completion of the Spin-Off. Among other things, the Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all of the liabilities that may exist relating to our business activities, whether incurred prior to or after the Spin-Off. If we are required to indemnify PDL under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the FLACS procedure seamlessly in a single, sterile environment. The ALLY System is available to all U.S. cataract surgeons and has also received regulatory clearance in India and the Philippines.

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

In September 2022, we submitted an application for certification of the ALLY System in the EU and, in 2023, we submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications. Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and these three countries.

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
•
withdrawals or suspensions of our current 510(k) clearances or certifications, resulting in prohibitions on sales of our products;
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

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, any further disruptions related to public health crises, such as a resurgence of COVID-19, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval or certification of our product candidates.

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

The modifications brought by this new Regulation may have an effect on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed, which could adversely affect our ability to grow our business in a timely manner.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the COVID-19 virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have also adopted similar restrictions or other policy measures at times in response to the COVID-19 pandemic and may adopt similar restrictions or other policy measures in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, or other regulatory authorities or notified bodies, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays due to the COVID-19 pandemic. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

For EU states, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

We own numerous issued patents and pending patent applications. As of December 31, 2023, we owned approximately 58 U.S. patents, 33 pending U.S. patent applications, 154 issued foreign patents, and 79 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 52.1% of our total outstanding shares of common stock based on our shares outstanding as of December 31, 2023, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Pursuant to the SPA, we issued an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share,” which have a stated value of $1,000 per share and are convertible into shares of common stock. Holders of shares of Series A Redeemable Convertible Preferred Stock are entitled to vote on an as-converted basis with holders of shares of common stock. In addition, so long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 12, Redeemable Convertible Preferred Stock, included elsewhere in this Annual Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions.

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

North Run Capital, LP, or North Run, and its affiliates held 46.9% of the voting power of our capital stock based on shares outstanding as of December 31, 2023, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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
•
short sales of our common stock;
•
investor perception of us and our industry; and
•
changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East, acts of terrorism, natural disasters and public health crises, such as a resurgence of COVID-19.

In addition, the stock market in general, and the market for medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This could limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities and suits have been initiated against us to date. For example, on August 18, 2023, two stockholders filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.), alleging violations of Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and asserting claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023. This type of litigation could result in very substantial costs, divert our management’s attention and resources, and could have a material adverse effect on our business, financial condition and results of operations.

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

For as long as we are an “emerging growth company” under the JOBS Act or remain a non-accelerated filer, we will not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which would require our independent auditors to issue an opinion on their audit of our internal control over financial reporting, until the later of the year following our first annual report required to be filed with the SEC and the date we are no longer an “emerging growth company” and cease to be a non-accelerated filer. If, once we are required to comply with Section 404(b) under the Sarbanes-Oxley Act, our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
an information technology team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Our Business— We rely significantly on the use of information technology. Cybersecurity risks – any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of customer and employee information – could harm our reputation and/or could disrupt our operations and negatively impact our business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal information technology staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including the Director of Information Technology, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team collectively has over 30 years of experience managing cybersecurity risks and is knowledgeable about our products and systems.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information technology personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

We currently occupy approximately 35,000 square feet of office and manufacturing space at our corporate headquarters in Orlando, Florida under a lease that expires in November 2027, with a renewal of an additional five years at our option.

Item 3. Legal Proceedings.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.

On August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint (“Amended Complaint”) against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.). Plaintiffs allege that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and assert claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023, or the Proxy, in connection with the Private Placement. On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint. On December 12, 2023, the Court appointed Ryan Schaper and Christopher P. Bolster as Lead Plaintiffs. On December 22, 2023, the parties filed a joint stipulation providing that Lead Plaintiffs will file a second amended complaint or designate the Amended Complaint as operative on or before January 12, 2024. On January 12, 2024, Lead Plaintiffs filed a Verified Second Amended Class Action Complaint, or the Second Amended Complaint. The Second Amended Complaint alleges that the Proxy failed to disclose details about North Run, discussion with stockholders regarding possible financing alternatives, LENSAR’s internal budget, the basis for the Board’s recommendation on the vote, potential costs to LENSAR if shareholders voted against the proposal, and purported conflicts of interest. Defendants filed a motion to dismiss on February 26, 2024. The parties will complete briefings in May 2024.

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

This matter may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices, even if we believe the claims asserted against us are without merit. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any such actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosure.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Stock Market under the symbol “LNSR.”

Stockholders

As of February 29, 2024, there were approximately 82 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are focused on continuous innovation and have launched our proprietary next-generation ALLY System. The ALLY System enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery, or FLACS, procedure seamlessly in a single, sterile environment. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to all U.S. cataract surgeons and has also received regulatory clearance in India and the Philippines. Our ability to place systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock. In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. In September 2022, we submitted the ALLY System for certification in the European Union, or EU, and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications, among other factors. In addition, based on inventory of our LENSAR Laser System, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of December 31, 2023, consisted of approximately 60 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control, especially with the impact of the global supply chain disruptions with respect to certain products, including increasing lead times required for the ordering of component parts to meet targeted production goals, unpredictability with respect to suppliers’ ability to fulfill orders in the requested quantities within the agreed timeframe, and the ability to find alternative component parts.

Our revenue increased from $35.4 million for the year ended December 31, 2022 to $42.2 million for the year ended December 31, 2023, representing an increase of 19.2%. Our net losses were $19.9 million and $14.4 million for the years ended December 31, 2022 and 2023, respectively. Our total installed base of LENSAR Laser Systems and ALLY Systems was approximately 305 as of December 31, 2023.

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

Global economic uncertainty and other factors have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across multiple industries. We have seen significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our systems, and expect these trends to continue. While we are not directly exposed to economic conditions in Russia or Ukraine, the ongoing war between Russia and Ukraine has also had a substantial impact on global supply chains and may be a contributing factor to the supply chain shortages we are experiencing. Supply chain disruptions and broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our systems. For the years ended December 31, 2023 and 2022, approximately 77% and 86% of our revenue was attributable to recurring sources, respectively.

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

Research and Development Expense

Our research and development expenses consist primarily of engineering, product development, clinical studies to develop and support our products, personnel costs, such as salaries and wages, including stock-based compensation and benefits, regulatory expenses, and other costs associated with products and technologies that are in development. Currently, our research and development expense primarily consists of costs associated with the continued development of our next generation system, the ALLY System, which combines all of the features from our LENSAR Laser System with a dual-pulse laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform a sterile femtosecond laser assisted cataract procedure in a single operating room or in-office surgical suite. Among other initiatives, further development of the ALLY System is designed to combine our existing femtosecond laser technology with phacoemulsification systems to provide an integrated cataract treatment system. The Company recognized pre-launch inventory costs as research and development expenses through April 30, 2022, when future commercialization of our ALLY System was considered probable and the future economic benefit was expected to be realized.

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

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities consists of the change in estimated fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model.

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the United States and over fifteen years for foreign-based expenditures, pursuant to Section 174 of the Code, or Section 174. On September 8, 2023, the Internal Revenue Service, or the IRS, issued Notice 2023-63 providing interim guidance regarding the capitalization and amortization of research and experimental expenditures for U.S. tax purposes that became effective in 2022. On December 22, 2023, the Treasury Department, or Treasury, and the IRS issued Rev. Proc. 2024-9, which provides procedural guidance for taxpayers to make accounting method changes to apply the provisions of Notice 2023-63. IRS and Treasury concurrently released Notice 2024-12, which modifies certain provisions of Notice 2023-63. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred. The Company will continue to review the applicability of new notices to its operations and will review the proposed regulations and adjust the estimates as necessary.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first or third quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

(Dollars in thousands)	2023	2022	Change from Prior Year %
Revenue:
Product	$31,643	$25,959	21.9%
Lease	6,448	5,915	9.0%
Service	4,073	3,484	16.9%
Total revenue	$42,164	$35,358	19.2%

Cost of revenue (excluding intangible amortization):
Product	$13,902	$8,910	56.0%
Lease	2,091	1,941	7.7%
Service	5,064	4,552	11.2%
Total cost of revenue	$21,057	$15,403	36.7%

Revenue

Total revenue for the year ended December 31, 2023 was $42.2 million, an increase of 19.2% when compared to total revenue of $35.4 million for the year ended December 31, 2022.

Product revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by $5.7 million, or 21.9%. The increase was primarily attributable to higher system sales, which amounted to a $4.8 million increase, and increased procedure volume, which amounted to a $0.9 million increase, during the year ended December 31, 2023.

The following table provides information about procedure volume:

	2023	2022	2021
Q1	31,600	38,901	28,122
Q2	35,349	33,359	30,966
Q3	32,649	28,453	30,765
Q4	37,414	31,400	41,642
Total procedure volume	137,012	132,113	131,495

Service revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by $0.6 million.

Geographically, the United States represented 71% and 64% of product and service revenues for the years ended December 31, 2023 and 2022, respectively.

Lease revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by $0.5 million, or 9.0%, primarily due to increased leased systems.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2023 was $21.1 million, an increase of 36.7% when compared to total cost of revenue of $15.4 million for the year ended December 31, 2022.

Cost of product revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by $5.0 million or 56.0%. The increase was primarily attributable to the number of system sales, which have a lower gross margin than procedure licenses as well as the full costing of raw materials for ALLY Systems as all raw materials previously charged to research and development expenses have been utilized in production.

Cost of service revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by $0.5 million or 11.2%. This increase was primarily attributable to an increase in service volume due to an increase in installed LENSAR Laser Systems and ALLY Systems.

Cost of lease revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by $0.2 million, or 7.7%, primarily due to an increase in the number of newly leased systems between the years, which have a higher depreciation cost than older and some fully depreciated leased systems.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2023 were $26.1 million, a decrease of $1.1 million, or 3.9%, compared to $27.2 million for the year ended December 31, 2022. The decrease was primarily due to less stock-based compensation and professional expenses as well as recording an employee retention credit of $1.4 million, which decreased selling, general and administrative expenses, partially offset by higher sales and marketing expenses related to the ongoing commercial launch of the ALLY System. We expect selling, general and administrative expenses to continue to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System.

Research and Development. Research and development expenses were $6.1 million for the year ended December 31, 2023, a decrease of $5.7 million, or 48.0%, compared to $11.8 million for the year ended December 31, 2022. Research and development expenses in the year ended December 31, 2023 decreased from the year ended December 31, 2022 as a result of the 510(k) clearance of the ALLY System by the FDA in June 2022. Inventory costs for the manufacture of ALLY Systems of $3.4 million were included in research and development expenses for the year ended December 31, 2022. Following our receipt of 510(k) clearance for the ALLY System from the FDA in June 2022, all ALLY System inventory costs are being capitalized to inventory.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.1 million for the year ended December 31, 2023, which was consistent with the year ended December 31, 2022.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Net loss	$(14,383)	$(19,914)
Less: Interest income	(698)	(263)
Add: Depreciation expense	2,418	2,258
Add: Amortization expense	1,097	1,148
EBITDA	(11,566)	(16,771)
Add: Stock-based compensation expense	5,539	6,611
Add: Change in fair value of warrant liabilities	2,852	—
Less: Employee retention credit	(1,368)	—
Adjusted EBITDA	$(4,543)	$(10,160)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, and income from the employee retention credit, or ERC, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges and the ERC is not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2023 and 2022, we had net losses of $14.4 million and $19.9 million, respectively, and, as of December 31, 2023, we had an accumulated deficit of $111.9 million. The change in fair value of warrant liabilities had a significant impact on net loss in the twelve months ended December 31, 2023, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. We expect to continue to incur losses and operating cash outflows for the near-term future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future.

In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. The ALLY System has received regulatory approval in the United States, India, and the Philippines. In September 2022, we submitted the ALLY System for certification in the EU and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand. Supply chain disruptions, unavailability of various parts needed to manufacture the ALLY System and price increases of component parts may have an adverse impact on the Company’s ability to meet customer demand for the ALLY System.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of December 31, 2023, we expect our current cash and cash equivalents, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Annual Report.

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

In May 2023, we entered into the SPA with NR-GRI Partners, LP, or NR-GRI, whereby we sold to NR-GRI, for an aggregate purchase price of $20.0 million, an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share”, which has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock, and warrants, the Warrants, to purchase an aggregate of 4.4 million shares of our common stock, the Private Placement. Fifty percent of the Warrants have an exercise price equal to $2.45 per share, and 50% of the Warrants have an exercise price equal to $3.0625 per share, subject in each instance to adjustments as provided under the terms of the Warrants. Net proceeds from the transaction were approximately $19.1 million after offering expenses. The Series A Redeemable Convertible Preferred Stock, if converted, would result in the issuance of 7.9 million shares of our common stock. Additionally, the terms of our Series A Redeemable Convertible Preferred Stock restrict our ability to incur debt in excess of $1.0 million or issue new shares in an amount greater than 10% of our outstanding common stock as of May 18, 2023 without the approval of the holder of the Series A Redeemable Convertible Preferred Stock (subject to certain exceptions).

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

Our material contractual obligations and commercial commitments at December 31, 2023 primarily consist of $2.3 million in operating lease liabilities for our facility lease and $6.5 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 12 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

We currently have an effective shelf registration statement on Form S-3 (No. 333-255136) filed with the SEC on April 8, 2021, the Registration Statement, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. We also simultaneously entered into a sales agreement with SVB Leerink LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $35.0 million of our common stock from time to time in “at-the-market”, or ATM, offerings under the Registration Statement. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM offering, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. No shares were sold under the ATM during the twelve months ended December 31, 2023.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our statements of cash flows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(9,659)	$(14,856)
Net cash used in investing activities	(4,156)	(115)
Net cash provided by (used in) financing activities	19,762	(1,992)
Net increase (decrease) in cash and cash equivalents	$5,947	$(16,963)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $9.7 million, consisting primarily of a net loss of $14.4 million and a decrease in net operating assets of $7.8 million, partially offset by non-cash charges of $12.5 million. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities. Net operating assets decreased due to prepaid and other current assets, inventories, and accounts payable offset with accounts receivable, net.

Net cash used in operating activities for the year ended December 31, 2022 was $14.9 million, consisting primarily of a net loss of $19.9 million and a decrease in net operating assets of $5.6 million, partially offset by non-cash charges of $10.6 million. Non-cash charges consisted of depreciation, amortization, and stock-based compensation. Net operating assets decreased due to accounts receivable, net, and inventories offset with accounts payable.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $4.2 million, which consisted primarily of purchases of investments and capital expenditures for property and equipment.

Net cash used in investing activities for year ended December 31, 2022 was $0.1 million, which consisted primarily of capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $19.8 million, primarily due to the net proceeds from issuance of Series A Redeemable Convertible Preferred Stock and Warrants of $19.5 million.

Net cash used in financing activities for the year ended December 31, 2022 was $2.0 million, primarily due to the payment of $2.4 million in contingent consideration due to regulatory approval of the ALLY System offset from proceeds from the sale of common stock under the employee stock purchase plan.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During the years ended December 31, 2023 and 2022, we granted stock options and restricted stock units to employees, directors, and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors and employees.

At December 31, 2023, there was approximately $0.9 million and $2.4 million of total unrecognized compensation expense related to restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 1.2 years and 2.1 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
2024	2,069
2025	1,006
2026	215
2027	7
2028	—
Thereafter	—
Total unrecognized stock-based compensation expense	$3,297

The amounts included in this table are based on restricted stock units and stock options outstanding at December 31, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, and the discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The impact of accounting estimates and judgments on our financial condition and results of operations due to global macroeconomic conditions has introduced additional uncertainties. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and such differences may be material.

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

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our financial statements included elsewhere in this Annual Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $24.6 million as of December 31, 2023. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and certificates of deposit and all our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2023.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of December 31, 2023, no customers accounted for more than 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

For so long as we qualify as an “emerging growth company” as defined under the JOBS Act or a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the three months ended December 31, 2023, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

1.2	Sales Agreement, dated April 8, 2021 by and between LENSAR, Inc. and SVB Leerink LLC	Form S-3	333-255136	1.2	04/08/2021

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/02/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/02/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	03/12/2021

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	05/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

4.2	Description of Registered Securities					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.3	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	05/18/2023

4.4	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	05/18/2023

4.5	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	05/18/2023

10.1+	Transition Services Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.1	10/02/2020

10.2	Tax Matters Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.2	10/02/2020

10.3#	2020 Incentive Award Plan	Form S-8	333-249323	10.1	10/05/2020

10.4#	Form of Restricted Stock Agreement pursuant to 2020 Incentive Award Plan	Form S-8	333-249323	10.2	10/05/2020

10.5#	Form of Stock Option Agreement pursuant to 2020 Incentive Award Plan	Form 10-K	001-39473	10.5	03/03/2022

10.6#	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	Form 10-K	001-39473	10.6	03/03/2022

10.7#	2020 Employee Stock Purchase Plan	Form 10/A	001-39473	10.5	09/14/2020

10.8#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Nicholas Curtis	Form 10	001-39473	10.6	08/26/2020

10.9#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Alan Connaughton	Form 10	001-39473	10.7	08/26/2020

10.10#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Thomas R. Staab II	Form 10	001-39473	10.8	08/26/2020

10.11#	Form of Indemnification Agreement between LENSAR, Inc. and its directors and officers	Form 10	001-39473	10.9	08/26/2020

10.12†	Development Agreement, dated January 29, 2020, by and between LENSAR, Inc. and Oertli Instrumente AG	Form 10	001-39473	10.11	08/26/2020

10.13+	Industrial Real Estate Lease, dated as of July 30, 2010, by and between LENSAR, Inc. and Challenger-Discovery, LLC, as amended as of March 15, 2016, December 16, 2016, August 20, 2020 and September 9, 2020	Form 10/A	001-39473	10.12	09/14/2020

10.14#	Non-Employee Director Compensation Program, as amended	Form 10-K	001-39473	10.15	03/03/2022

10.15+	Securities Purchase Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.1	05/15/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.16	Form of Voting Agreement between NR-GRI Partners, LLP, and each of the executive officers and directors of LENSAR, Inc.	Form 8-K	001-39473	10.1	05/18/2023

21.1	Subsidiaries of the Registrant	Form 10-K	001-39473	21.1	03/12/2021

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+ Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).

† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: March 4, 2024	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2024		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicholas T. Curtis	Chief Executive Officer and Director (principal executive officer)	March 4, 2024
Nicholas T. Curtis

/s/ Thomas R. Staab, II	Chief Financial Officer (principal financial officer)	March 4, 2024
Thomas R. Staab, II

/s/ Kendra W. Wong	Principal Accounting Officer (principal accounting officer)	March 4, 2024
Kendra W. Wong

/s/ William J. Link, Ph.D.	Chairperson of the Board of Directors	March 4, 2024
William J. Link, Ph.D.

/s/ Thomas B. Ellis	Director	March 4, 2024
Thomas B. Ellis

/s/ Todd B. Hammer	Director	March 4, 2024
Todd B. Hammer

/s/ Richard L. Lindstrom, M.D.	Director	March 4, 2024
Richard L. Lindstrom, M.D.

/s/ Elizabeth G. O’Farrell	Director	March 4, 2024
Elizabeth G. O’Farrell

/s/ Aimee S. Weisner	Director	March 4, 2024
Aimee S. Weisner

/s/ Gary M. Winer	Director	March 4, 2024
Gary M. Winer

LENSAR, Inc.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2023 and 2022 and for the Years Ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LENSAR, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LENSAR, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 4, 2024

We have served as the Company's auditor since 2020.

LENSAR, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue
Product	$31,643	$25,959
Lease	6,448	5,915
Service	4,073	3,484
Total revenue	42,164	35,358
Cost of revenue (exclusive of amortization)
Product	13,902	8,910
Lease	2,091	1,941
Service	5,064	4,552
Total cost of revenue	21,057	15,403
Operating expenses
Selling, general and administrative expenses	26,100	27,170
Research and development expenses	6,139	11,814
Amortization of intangible assets	1,097	1,148
Operating loss	(12,229)	(20,177)
Other (expense) income
Change in fair value of warrant liabilities	(2,852)	—
Other income, net	698	263
Net loss	(14,383)	(19,914)
Other comprehensive gain
Change in unrealized gain on investments	4	—
Net loss and comprehensive loss	$(14,379)	$(19,914)
Net loss per common share:
Basic and diluted	$(1.31)	$(1.96)
Weighted-average number of shares used in calculation of net loss per common share:
Basic and diluted	10,971	10,159

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$20,621	$14,674
Short-term investments	3,443	—
Accounts receivable, net of allowance of $62 and $56, respectively	4,001	6,040
Notes receivable, net of allowance of $7 and $4, respectively	323	200
Inventories	15,689	11,740
Prepaid and other current assets	2,367	1,062
Total current assets	46,444	33,716
Property and equipment, net	679	563
Equipment under lease, net	7,459	6,316
Long-term investments	492	—
Notes and other receivables, long-term, net of allowance of $26 and $9, respectively	1,279	442
Intangible assets, net	11,025	12,122
Other assets	2,207	2,685
Total assets	$69,585	$55,844
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$4,007	$5,422
Accrued liabilities	5,717	4,700
Deferred revenue	1,349	768
Operating lease liabilities	559	531
Total current liabilities	11,632	11,421
Long-term operating lease liabilities	1,750	2,272
Warrant liabilities	8,457	—
Other long-term liabilities	570	167
Total liabilities	22,409	13,860
Commitments and contingencies (Note 11)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 and no shares authorized at December 31, 2023 and 2022, respectively; 20 and no shares issued and outstanding at December 31, 2023 and 2022, respectively; aggregate liquidation preference of $20,000 and $0 at December 31, 2023 and 2022, respectively	13,747	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 9,980 and 10,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at December 31, 2023 and 2022; 11,327 and 11,093 shares issued and outstanding at December 31, 2023 and 2022, respectively	113	111
Additional paid-in capital	145,203	139,381
Accumulated other comprehensive income	4	—
Accumulated deficit	(111,891)	(97,508)
Total stockholders’ equity	33,429	41,984
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$69,585	$55,844

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,383)	$(19,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,418	2,258
Amortization of intangible assets	1,097	1,148
Non-cash operating lease cost	534	521
Provision for expected credit losses	1	36
Write-down of inventory	66	50
Loss on disposal of property and equipment	7	11
Stock-based compensation expense	5,539	6,611
Change in fair value of warrant liabilities	2,852	—
Amortization on investments, net	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	2,057	(1,440)
Notes receivable	(980)	(180)
Prepaid and other current assets	(1,305)	637
Inventories	(7,461)	(6,889)
Accounts payable	(1,417)	2,729
Accrued liabilities	892	96
Deferred revenue	915	(174)
Operating lease liabilities	(539)	(512)
Other	60	156
Net cash used in operating activities	(9,659)	(14,856)
Cash flows from investing activities
Purchase of property and equipment	(236)	(115)
Purchase of investments	(3,920)	—
Net cash used in investing activities	(4,156)	(115)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	13,882	—
Proceeds from issuance of warrants	5,605	—
Proceeds from issuance of common stock under employee stock purchase plan	327	408
Net settlement of stock-based compensation awards	(52)	—
Payment of contingent consideration	—	(2,400)
Net cash provided by (used in) financing activities	19,762	(1,992)
Net increase (decrease) in cash and cash equivalents	5,947	(16,963)
Cash and cash equivalents at beginning of the year	14,674	31,637
Cash and cash equivalents at end of the year	$20,621	$14,674

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS, continued

(In thousands)

	Year Ended December 31,
	2023	2022
Supplemental cash flow information
Cash paid for taxes	$18	$3
Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$3,938	$1,553
Transfer from (to) Inventories to (from) Property and equipment, net	$(491)	$34
Accrued offering costs	$(135)	$—

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Series A						Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2021	—	$—	10,990	$110	$132,363	$(77,594)	$—	$54,879
Issuance of common stock under the 2020 ESPP	—	—	107	1	407	—	—	408
Issuance of common stock under the ATM offering, net of offering costs	—	—	2	—	—	—	—	—
Stock-based compensation under the 2020 Plan	—	—	—	—	6,611	—	—	6,611
Restricted stock awards cancelled	—	—	(6)	—	—	—	—	—
Net loss	—	—	—	—	—	(19,914)	—	(19,914)
Balance as of December 31, 2022	—	—	11,093	111	139,381	(97,508)	—	41,984
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $649	20	13,747	—	—	—	—	—	—
Stock-based compensation under the 2020 Plan	—	—	—	—	5,539	—	—	5,539
Issuance of common stock under the 2020 Plan, net of forfeitures	—	—	100	1	(43)	—	—	(42)
Issuance of common stock under the 2020 ESPP	—	—	140	1	326	—	—	327
Restricted stock awards cancelled	—	—	(6)	—	—	—	—	—
Net loss	—	—	—	—	—	(14,383)	—	(14,383)
Change in unrealized gain on investments	—	—	—	—	—	—	4	4
Balance as of December 31, 2023	20	$13,747	11,327	$113	$145,203	$(111,891)	$4	$33,429

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s laser systems, which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its next-generation ALLY® Adaptive Cataract Treatment System (“ALLY System”), which combines all of the features from the LENSAR Laser System with a dual-pulse laser, integrated in a small, compact cataract treatment system. The ALLY System, which has received clearance from the U.S. Food and Drug Administration (“FDA”), enables cataract surgeons to complete the femtosecond-laser-assisted cataract surgery (“FLACS”) procedure in a single, sterile environment. The Company executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to U.S. cataract surgeons and has also received regulatory clearance in India and the Philippines. In addition, the Company submitted the ALLY System for certification in the European Union, or EU, in September 2022 and, in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications.

The Company has incurred recurring losses and operating cash outflows since its inception and as of December 31, 2023 had an accumulated deficit of $111,891. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. In addition, the Company's growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain balances in the prior year financial statements have been reclassified for comparison purposes to conform to the presentation in the current period financial statements.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As of December 31, 2023 and 2022, 95% and 92% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and U.S. Treasury bills that are stated at fair value, based on quoted market prices.

Investments

Investments consist of money market funds, U.S. treasury bills and certificates of deposit. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments, and long-term investments. Management determines the appropriate classification of the investments at the time they are purchased and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

Changes in unrealized gains or losses of investments are recorded in other comprehensive income on the statements of operations. The Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized within other income, net in the statements of operations, and an allowance for credit loss is recorded on the balance sheets. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive loss, net of tax as a separate component of stockholders’ equity.

Concentration of Credit Risk, Credit Losses, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and investments. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments. The Company manages its credit risk by holding its cash, cash equivalents and investments in large financial institutions within the U.S. In addition, the Company’s investment policy limits investments to certain types of instruments such as money market funds, debt securities issued by the U.S. government and its agencies, corporate debt securities, commercial paper as well as asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. Furthermore, the Company limits the amount of credit exposure in any one financial instrument. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments.

Accounts Receivable

The Company had $95 and $69 for allowance for credit losses as of December 31, 2023 and 2022, respectively. The Company makes estimates of the collectability of accounts receivable. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends, changes in customer payment patterns, and possible impact of current conditions and reasonable forecasts not already reflected in historical loss information when evaluating the adequacy of the allowance for credit losses. Amounts are charged off against the allowance for credit losses when the Company determines that recovery is unlikely, and the Company ceases collection efforts.

Derivative Financial Instruments

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Warrants issued by the Company that do not meet the criteria for equity treatment are recorded as liabilities. We do not use financial instruments or derivatives for any trading purposes.

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

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights, acquired technology, and customer relationships. Acquired product rights and acquired technology are amortized on a straight-line basis over their estimated useful lives of 15 to 20 years. Customer relationships are amortized on a straight-line basis or a double declining basis over their estimated useful lives up to 20 years, based on the method that better represents the economic benefits to be obtained. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment of its intangible assets for the years ended December 31, 2023 and 2022.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product revenue. Shipping and handling costs for the years ended December 31, 2023 and 2022 were $198 and $157, respectively.

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

Concentrations of Customers

For the year ended December 31, 2023, one customer accounted for 10% of the Company’s revenue and no customers accounted for 10% or more of the Company’s accounts receivable, net as of December 31, 2023. For the year ended December 31, 2022, one customer accounted for 10% of the Company’s revenue and no customers accounted for 10% or more of the Company’s accounts receivable, net as of December 31, 2022.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. A party is considered to be related to the Company if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners, management and directors, as well as members of their immediate families or any other parties with which the Company may deal if one party to a transaction controls, or can significantly influence, the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Transactions involving related parties cannot be presumed to be conducted on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

In May 2023, the Company completed the Private Placement with NR-GRI Partners, LP (“NR-GRI”), an affiliate of North Run Capital, LP (“North Run”). Pursuant to the terms of the Private Placement, Thomas B. Ellis and Todd B. Hammer, co-managing partners of North Run, joined the Company’s Board of Directors following the Company’s 2023 Annual Meeting of Stockholders. Refer to Note 10, Warrant Liabilities, and Note 12, Redeemable Convertible Preferred Stock, for more details related to the Private Placement.

The Company entered into an international distribution agreement with a company owned by a current employee in India. The Company established the distributor relationship to gain regulatory and operational efficiencies, as well as to establish consistent operations with all other international markets where it conducts business. During the year ended December 31, 2023, the Company began transitioning transactions with customers in India to the distributor. As of the initiation of this transition and through the year ended December 31, 2023, the Company recognized $202 in product revenue, $103 in cost of product sales, and $184 in selling, general and administrative expenses associated with its Indian operations. There were no amounts due from, or due to, the distributor at December 31, 2023.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of engineering, product development, clinical studies to develop and support the Company’s products, regulatory expenses, and other costs associated with products and technologies that are in development. Research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototypes, testing, materials, travel expenses, and depreciation. Research and development expenses for the year ended December 31, 2022 included $3.4 million of ALLY System inventory costs. Following the Company's receipt of 510(k) clearance for the ALLY System from the FDA in June 2022, all ALLY System inventory costs were capitalized to inventory.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs includes design and production costs, including website development, written media campaigns, and other items. Advertising costs of $617 and $465 were expensed during the years ended December 31, 2023 and 2022, respectively.

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

Under Sections 382 and 383 of the Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of tax deductions related to its assets and attributes that may be used in future years. During the second quarter of 2023, the Company experienced a change in control event resulting from the Securities Purchase Agreement (the “SPA”), triggering the application of Section 382. The Company computed and applied limitations of tax deductions in the income tax provision computation for the year ended December 31, 2023, however, these limitations do not have a material impact on the financial statements. Due to the existence of the valuation allowance, future changes in the Company’s deferred taxes will not impact its effective tax rate or balance sheet.

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

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system, (3) whether the lease term is for the major part of the remaining economic life of the leased system, (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise, and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria are met, the lease is classified as a sales-type lease. If none of these criteria are met the lease is classified as an operating lease. For the years ended December 31, 2023 and 2022, the Company does not have any sales-type leases.

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

See Note 14, Stock-Based Compensation, for a discussion of stock-based compensation plans.

Earnings (Loss) per Share

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for the Company’s annual financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The Company is currently evaluating the impact of this standard on the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard is effective for the Company’s annual financial statements for the year ending December 31, 2025. The Company is currently evaluating the impact of this standard on the financial statements.

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
United States	$25,262	$18,776
South Korea	257	2,180
Europe	5,585	4,409
Asia (excluding South Korea)	3,836	3,576
Other	776	502
Total[1]	$35,716	$29,443

1 The table above does not include lease revenue of $6,448 and $5,915 for the years ended December 31, 2023 and 2022, respectively. Refer to Note 6, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

		As of December 31,
	Classification	2023	2022
Accounts receivable, current	Accounts receivable, net	$4,001	$6,040
Notes receivable, current	Notes receivable, net	$323	$200
Notes receivable, long-term	Notes and other receivables, long-term, net	$1,279	$442
Contract asset, current	Prepaid and other current assets	$982	$332
Deferred revenue, current	Deferred revenue	$1,349	$768
Deferred revenue, non-current	Other long-term liabilities	$350	$17
Contract liability, long-term	Other long-term liabilities	$220	$150

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2021	$47
Change in provision for credit losses	26
Write-offs	(17)
Accounts receivable, allowance for credit losses as of December 31, 2022	56
Change in provision for credit losses	6
Write-offs	—
Accounts receivable, allowance for credit losses as of December 31, 2023	$62

Notes Receivables, Net—Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.8% to 7.8%. The Company recorded interest income on notes receivable during the years ended December 31, 2023 and 2022 of $85 and $17 in other income, net in the statements of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2021	$63
Change in provision for credit losses	10
Write-offs	(60)
Notes receivable, allowance for credit losses as of December 31, 2022	13
Change in provision for credit losses	20
Write-offs	—
Notes receivable, allowance for credit losses as of December 31, 2023	$33

Maturities of notes receivables, net under extended payment terms with a significant financing component as of December 31, 2023 are as follows:

Fiscal Year	Amount
2024	432
2025	432
2026	432
2027	386
2028	185
Thereafter	14
Total undiscounted cash flows	1,881
Present value of notes receivable	1,635
Difference between undiscounted and discounted cash flows	$246

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company's balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets at December 31, 2021	$—
Contract assets recognized	355
Payments received	(23)
Contract assets at December 31, 2022	332
Contract assets recognized	1,630
Payments received	(806)
Write-offs due to contract modifications	(174)
Contract assets at December 31, 2023	$982

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

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2021	$970
Billings not yet recognized as revenue	822
Beginning contract liabilities recognized as revenue	(857)
Contract liabilities at December 31, 2022	935
Billings not yet recognized as revenue	1,847
Beginning contract liabilities recognized as revenue	(863)
Contract liabilities at December 31, 2023	$1,919

Transaction Price Allocated to Future Performance Obligations

At December 31, 2023, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $23,679. The Company expects to satisfy its remaining performance obligations over the next six years, with $8,374 to be satisfied in the next twelve months, $5,947 to be satisfied in the next two years, $4,203 to be satisfied in the next three years, $3,235 to be satisfied in the next four years, and $1,920 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Costs to Obtain Contracts

The following table provides information about the costs to obtain contracts associated with contracts with customers for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Beginning balance	$4	$43
Additions	611	350
Amortization	(580)	(389)
Ending balance	$35	$4

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying value of the Company’s notes receivable also approximates fair value based on the associated credit risk.

The Company classifies money market funds, U.S. treasury bills, and certificates of deposit as Level 1 within the fair value hierarchy as the fair value is based on quoted prices. The Company classifies its warrant derivative liabilities as Level 3 within the fair value hierarchy as the Company estimates the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model, refer to Note 10, Warrant Liabilities.

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	5,942	—	—	5,942
Certificates of deposit	983	—	—	983
Total assets	$18,096	$—	$—	$18,096

Liabilities
Warrant derivative liabilities	$—	$—	$8,457	$8,457
Total liabilities	$—	$—	$8,457	$8,457

There were no assets or liabilities measured at fair value as of December 31, 2022. There were no transfers between fair value hierarchy levels during the years ended December 31, 2023.

The fair value of the Company's financial assets that are measured at fair value on a recurring basis as of December 31, 2023 are as follows:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	2,989	1	—	2,990
Short-term investments
U.S. treasury bills	2,952	—	—	2,952
Certificates of deposit	490	1	—	491
Long-term investments
Certificates of deposit	490	2	—	492
Total	$18,092	$4	$—	$18,096

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the year ended December 31, 2023 is set forth below:

			Fair Value at
	Fair Value at	Change in	December 31,
	May 18, 2023	Fair Value	2023
Series A Warrant	$2,971	$1,491	$4,462
Series B Warrant	2,634	1,361	3,995
Total warrant liabilities	$5,605	$2,852	$8,457

Note 5. Inventories

Inventory balances were as follows:

	As of December 31,
	2023	2022
Finished Goods	$4,936	$4,002
Work-in-process	2,395	797
Raw Materials	8,358	6,941
Total	$15,689	$11,740

Write downs of inventories to net realizable value amounted to $66 and $50 for the years ended December 31, 2023 and 2022, respectively.

Note 6. Leases

Lessee Arrangements

The Company has an operating lease for a corporate office. In August 2020, the Company amended the lease to extend through November 30, 2027 commencing on September 1, 2020. The lease amendment constitutes a modification as it extends the original lease term, which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use-asset. The reassessment resulted in continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the extended lease term and the incremental borrowing rate at the effective date of modification of 10%. The Company’s operating lease has a remaining lease term of 3.9 years as of December 31, 2023, and contains an option to extend the lease for five years. The Company also has an operating lease for office equipment.

The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$589	$579
Short-term lease cost	49	37
Total lease cost	$638	$616

Supplemental cash flow information related to leases, including the lease modification, is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$560	$537
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$46	$—

The following table presents the lease balances within the balance sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases:

		As of December 31,
Operating Leases	Classification	2023	2022
Operating lease ROU assets	Other assets	$2,141	$2,630

Operating lease liabilities, current	Operating lease liabilities	$559	$531
Operating lease liabilities, long-term	Long-term operating lease liabilities	1,750	2,272
Total operating lease liabilities		$2,309	$2,803

Weighted-average remaining lease term		3.9 years	4.9 years
Weighted-average discount rate		10.00%	10.00%

Maturities of operating lease liabilities as of December 31, 2023 are as follows:

Fiscal Year	Amount
2024	575
2025	591
2026	607
2027	571
2028	3
Total operating lease payments	2,347
Less: imputed interest	(38)
Total operating lease liabilities	$2,309

Lessor Arrangements

The Company has operating leases for LENSAR Laser Systems and ALLY Systems, which occur primarily in the United States. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the years ended December 31, 2023 and 2022 was as follows:

	Year ended December 31,
	2023	2022
Lease revenue	$6,448	$5,915

Equipment under lease is as follows:

	As of December 31,
	2023	2022
Equipment under lease	$16,969	$14,771
Less accumulated depreciation	(9,510)	(8,455)
Equipment under lease, net	$7,459	$6,316

Depreciation expense on equipment under lease amounted to $2,052 and $1,916 for the years ended December 31, 2023 and 2022, respectively.

Maturities of operating lease payments as of December 31, 2023 are as follows:

Fiscal Year	Amount
2024	1,179
2025	517
2026	167
2027	52
2028	17
Total undiscounted cash flows	$1,932

Note 7. Property and Equipment

The following table provides details of property and equipment, net:

	As of December 31,
	2023	2022
Leasehold improvements	$112	$112
Manufacturing equipment	987	1,001
Computer and office equipment	97	102
System and laser	1,295	1,204
Software	293	240
Furniture and fixtures	50	50
Transportation equipment	38	38
Total	2,872	2,747
Less accumulated depreciation	(2,381)	(2,239)
Construction in progress	188	55
Property and equipment, net	$679	$563

Depreciation expense on property and equipment amounted to $366 and $342 for the years ended December 31, 2023 and 2022, respectively. The Company recognizes molds and tools that suppliers use in producing certain products under a long-term supply arrangement in construction in progress while the molds are under construction. When the molds are completed, they are transferred to property and equipment. The assets capitalized amounted to $0 and $61 as of December 31, 2023 and 2022, respectively.

Note 8. Intangible Assets

The components of intangible assets were as follows:

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,360)	$1,932	$4,292	$(2,028)	$2,264
Acquired technology [1,3,4]	13,900	(4,807)	9,093	13,900	(4,042)	9,858
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$18,762	$(7,737)	$11,025	$18,762	$(6,640)	$12,122

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

Amortization expense for the years ended December 31, 2023 and 2022 was $1,097 and $1,148, respectively.

Based on the intangible assets recorded at December 31, 2023, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
2024	1,125
2025	1,234
2026	1,224
2027	1,215
2028	1,008
Thereafter	5,219
Total remaining estimated amortization expense	$11,025

Note 9. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2023	2022
Compensation	$3,974	$3,348
Professional services	419	437
Customer advances	34	171
Warranty	324	120
Accrued offering costs	188	—
Other	778	624
Total	$5,717	$4,700

Note 10. Warrant Liabilities

In May 2023, the Company completed the Private Placement (as defined below), which included the issuance of warrants (the “Warrants”) to purchase an aggregate of 4,367 shares of common stock (the “Warrant Shares”). Fifty percent of the Warrants have an exercise price equal to $2.45 per share (the “Series A Warrant”), and 50% of the Warrants have an exercise price equal to $3.0625 per share (the “Series B Warrant”), subject in each instance to adjustments as provided under the terms of the Warrants. Refer to Note 12, Redeemable Convertible Preferred Stock, for more details related to the Private Placement.

Upon the occurrence of certain transactions (“Fundamental Transactions,” as defined below), the Warrants provide that they are redeemable by the holder thereof for a value determined using a Black Scholes option pricing model with inputs calculated as described in the applicable Warrant, which includes a 100% floor on the volatility input to be utilized. The Company has determined that this provision introduces leverage to the holders of the Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company classified the fair value of the Warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statements of operations. Of the $20,000 gross proceeds for the Private Placement, $5,605 was allocated to the Warrants and the remaining $14,395 was allocated to the Series A Redeemable Convertible Preferred Stock.

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of December 31, 2023 and May 18, 2023:

	December 31, 2023	May 18, 2023 (date issued)
Risk-free interest rate	3.8%	3.7%
Expected term (years)	4.4	5.0
Expected volatility	55%	55%
Dividends	0.0%	0.0%

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

Note 11. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $6,453 over the next 12 months. The Company expects to meet these requirements.

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

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. During the year ended December 31, 2023, the Company received a majority of the ERC. As such, the Company recorded $1,368 as a reduction of selling, general and administrative expenses, which represents the ERC net of professional fees.

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

In addition, on August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.). On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint until a lead plaintiff is appointed and plaintiffs file a second amended complaint or designate the Verified Amended Class Action Complaint as operative. On December 12, 2023, the Court appointed Ryan Schaper and Christopher P. Bolster as Lead Plaintiffs. On December 22, 2023, the parties filed a joint stipulation providing that Lead Plaintiffs’ will file a second amended complaint or designate the Verified Amended Class Action Complaint as operative on or before January 12, 2024. On January 12, 2024, Lead Plaintiffs filed a Verified Second Amended Class Action Complaint. Defendants filed a motion to dismiss on February 26, 2024. The parties will complete briefings in May 2024.

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

Note 12. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

In May 2023, the Company entered into the SPA with NR-GRI, whereby it sold to NR-GRI, for an aggregate purchase price of $20,000, 20 shares of Series A Redeemable Convertible Preferred Stock and the Warrants (the “Private Placement”). Refer to Note 10, Warrant Liabilities, for more details related to the Warrants. The Series A Redeemable Convertible Preferred Stock is convertible into 7,940 shares of common stock at the election of NR-GRI.

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

The Series A Redeemable Convertible Preferred Stock is classified as temporary equity in the balance sheet because redemption automatically occurs upon a Fundamental Transaction. However, redemption is not considered probable; therefore, the Series A Redeemable Convertible Preferred Stock is not accreted to face value. The proceeds of the transaction were allocated first to the fair value of warrants due to the classification of the warrants as a liability on the balance sheet and the remainder of the proceeds were allocated to the Series A Redeemable Convertible Preferred Stock. Offering costs of $901 were allocated ratably based on the allocation of proceeds; $253 was allocated to the general and administrative expenses and $648 was allocated to Series A Redeemable Convertible Preferred Stock. Series A Redeemable Convertible Preferred Stock is presented net of offering costs on the balance sheet.

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

Note 13. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the years ended December 31, 2023 and 2022.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-255136), which was filed with the SEC on April 8, 2021 (the “Registration Statement”), under which the Company may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, depositary shares, warrants, purchase contracts and units of up to $100.0 million in the aggregate. The Company also simultaneously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market” (“ATM”) offerings under the Registration Statement. During the year ended December 31, 2022, the Company sold 2 shares of its common stock, pursuant to ATM offerings, at a weighted average sales price of $6.46 per share. Proceeds from the sale were offset by offering costs and commissions associated with the transactions. No shares were sold under the ATM during the year ended December 31, 2023.

Note 14. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of December 31, 2023 the Company has reserved 4,984 shares of common stock for issuance under the 2020 Plan.

A summary of the shares available for issuance under the 2020 Plan is as follows:

Number of Shares
Balance at December 31, 2021	1,082
Authorized	549
Granted/Awarded	(678)
Cancelled	49
Balance at December 31, 2022	1,002
Authorized	555
Granted/Awarded	(1,380)
Cancelled	117
Balance at December 31, 2023	294

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

Option award activity under the 2020 Plan is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	653	$7.57	9.3	$—
Options granted	592	$6.19
Options exercised	—	$—
Options cancelled	(43)	$6.88
Outstanding at December 31, 2022	1,202	$6.91	8.7	$—
Options granted	834	$2.98
Options exercised	—	$—
Options cancelled	(62)	$5.01
Outstanding at December 31, 2023	1,974	$5.31	8.0	$429

Vested and expected to vest at December 31, 2023	1,974	$5.31	8.0	$429
Vested and exercisable at December 31, 2023	960	$6.48	7.2	$42

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.94 and $3.90, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was approximately $2,264 and $2,501, respectively. Total unrecognized compensation expense of $2,412 related to stock options will be recognized over a weighted average period of 2.1 years.

The following table summarizes information about stock options outstanding and vested as of December 31, 2023:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	361	9.0	$2.66	—	$—
$3.23	436	9.1	$3.23	149	$3.23
$3.27 - $5.95	32	8.6	$5.42	10	$5.78
$6.04	415	8.0	$6.04	199	$6.04
$6.07 - $8.62	730	6.7	$7.44	602	$7.45
	1,974	8.0	$5.31	960	$6.48

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the years ended December 31, 2023 and 2022:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.5 - 4.7%	1.5 - 4.2%
Expected term (years)	6	6
Expected volatility	57 - 70%	70%
Dividends	0.0%	0.0%

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

Restricted stock award activity under the 2020 Plan is set forth below:

	Restricted Stock Awards Outstanding
	Number of Units	Weighted- average grant- date fair value per share
Non-vested at December 31, 2021	1,332	$10.29
Granted	—	$—
Vested	(704)	$10.29
Cancelled	(6)	$10.81
Non-vested at December 31, 2022	622	$10.29
Granted	—	$—
Vested	(616)	$10.29
Cancelled	(6)	$10.81
Non-vested at December 31, 2023	—	$—

The total fair value of restricted stock awards vested during the years ended December 31, 2023 and 2022 was $6,342 and $7,240, respectively.

Restricted Stock Units

Restricted stock units granted to employees and non-employees generally vest over one to four years in regular increments. The fair value of restricted stock units is based on the Company’s closing stock price on the date of grant.

Restricted stock unit activity under the 2020 Plan is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted- average grant- date fair value per share
Non-vested at December 31, 2021	—	$—
Granted	86	$6.33
Vested	—	$—
Cancelled	—	$—
Non-vested at December 31, 2022	86	$6.33
Granted	546	$2.73
Vested	(113)	$4.14
Cancelled	(36)	$2.65
Non-vested at December 31, 2023	483	$3.04

The total fair value of restricted stock units vested during the year ended December 31, 2023 was $466. At December 31, 2023 there was approximately $885 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.2 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of December 31, 2023, the Company has reserved 451 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of December 31, 2023, 304 shares of common stock have been issued to employees participating in the 2020 ESPP and 147 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the 2020 Plan and the 2020 ESPP in the Company’s statements of operations:

	Year Ended December 31,
	2023	2022
Revenue—product	$10	$—
Cost of revenue—product	289	219
Cost of revenue—service	168	126
Selling, general and administrative expenses	4,495	5,648
Research and development expenses	577	618
Total	$5,539	$6,611

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2024	$2,069
2025	1,006
2026	215
2027	7
2028	—
Thereafter	—
Total unrecognized stock-based compensation expense	$3,297

The amounts included in this table are based on restricted stock units and stock options outstanding at December 31, 2023 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 15. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2023	2022
United States	$(14,383)	$(19,914)
Foreign	—	—
Total	$(14,383)	$(19,914)

The provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

Year Ended December 31,
	2023	2022
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred income tax (benefit)
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total provision	$—	$—

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statements of operations is as follows:

	Year Ended December 31,
	2023	2022
Tax at U.S. statutory rate on income before income taxes	$(3,020)	$(4,182)
Change in valuation allowance	1,540	3,317
State taxes	(376)	(369)
Section 162(m)	248	363
Stock-based compensation	191	170
Deferred adjustment	773	706
Warrant expense	599	—
Other	45	(5)
Total	$—	$—

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

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,836	$5,855
Net operating loss carryforwards - Section 382 limited	6,195	—
Intangible assets	5,530	5,866
Capitalization of research and experimentation expenses	3,211	2,533
Stock-based compensation	727	1,150
Fixed assets	165	272
Other	1,257	658
Total deferred tax assets	18,921	16,334
Valuation allowance	(17,871)	(16,331)
Total deferred tax assets, net of valuation allowance	1,050	3
Deferred tax liabilities:
Section 481(a) adjustment	(670)	—
Other	(380)	(3)
Total deferred tax liabilities	(1,050)	(3)
Net deferred tax assets	$—	$—

The deferred tax assets associated with net operating losses included in the table above for the years ended December 31, 2023 and 2022 reflect the net operating losses the Company expects to generate on its federal and state income tax returns.

As of December 31, 2023 and 2022, the Company maintained federal net operating loss carryforwards of $32,452 and $23,935, respectively. As of December 31, 2023 and 2022, the Company also maintained state net operating loss carryforwards of $22,612 and $18,724, respectively. The federal net operating losses generated during years ended December 31, 2023 and 2022 (and not Section 382 limited; see below) may only be utilized to offset 80% of taxable income annually and may be carried forward indefinitely. The state net operating loss carryforwards generated will begin expiring in the year 2028, if not utilized.

Certain of our federal and state tax attributes are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a “Section 382 ownership change”), utilization of its pre-change NOL and credit carryforwards are subject to an annual limitation. The Company experienced such a change as a result of the SPA. The Company completed a Section 382 study through December 31, 2023 and determined that a Section 382 ownership change occurred on May 18, 2023. At the time, the Company was in a net unrealized built-in loss position (“NUBIL”). The amount of pre-change NOL carryforwards which may be subject to this limitation are $25,741.

As of December 31, 2023, the Company determined that it continued to be more likely than not that certain deferred tax assets would not be realized in the near future and maintained a $17,871 valuation allowance against deferred tax assets. The net change in total valuation allowance between the years ended December 31, 2023 and 2022, was an increase of $1,540. The Company’s determination was based on its review and analysis of all the available evidence as of the balance sheet date, both positive and negative.

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2023 and 2022, the Company did not record a reserve for uncertain tax positions.

The Company’s income tax returns for periods separate from the consolidation with PDL are subject to examination by U.S. federal, state and local tax authorities for tax years 2020 forward. The Company's separate state and local tax returns are generally not subject to examination by authorities for tax years prior to 2017; however, as we utilize our net operating losses, prior years can be subject to examination from 2012 forward. The Company is not currently under examination in any significant tax jurisdictions. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $0 as of December 31, 2023 and 2022.

The 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and experimental (“R&E”) expenditures effective for taxable years beginning after December 31, 2021. R&E expenditures attributable to U.S.-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the U.S. must be amortized over a period of 15 years. As noted above, there is pending legislation that would allow for full deductibility of these expenditures. The Company does not believe that this has a material impact on its financial statements.

Note 16. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(14,383)	$(19,914)
Weighted average number of shares of common stock	10,971	10,159
Basic and diluted net loss per share	$(1.31)	$(1.96)

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

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its net loss per diluted share calculations for the periods presented because their effect was anti-dilutive:

	Year Ended December 31,
	2023	2022
Series A Redeemable Convertible Preferred Stock	7,940	—
Series A Warrants and Series B Warrants	4,367	—
Restricted stock awards and units	483	708
Outstanding stock options	1,974	1,202

The anti-dilutive weighted-average shares excluded from the net loss per share diluted shares calculations were:

	Year Ended December 31,
	2023	2022
Series A Redeemable Convertible Preferred Stock	3,002	—
Series A Warrants	165	—
Restricted stock awards and units	720	929
Outstanding stock options	1,808	1,149
Total	5,695	2,078