Form 10-Q
period 2024-03-31
LENSAR, Inc.
filed 2024-05-09
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 11,396,950 shares of the registrant’s Common Stock outstanding.

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Product	$7,433	$5,658
Lease	1,947	1,629
Service	1,208	965
Total revenue	10,588	8,252
Cost of revenue (exclusive of amortization)
Product	2,590	2,299
Lease	603	494
Service	1,731	1,139
Total cost of revenue	4,924	3,932
Operating expenses
Selling, general and administrative expenses	6,796	6,755
Research and development expenses	1,444	1,650
Amortization of intangible assets	274	276
Operating loss	(2,850)	(4,361)
Other income
Change in fair value of warrant liabilities	495	—
Other income, net	198	89
Net loss	(2,157)	(4,272)
Other comprehensive loss
Change in unrealized loss on investments	(5)	—
Net loss and comprehensive loss	$(2,162)	$(4,272)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.40)
Weighted-average number of common shares used in calculation of net loss per share:
Basic and diluted	11,387	10,716

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,958	$20,621
Short-term investments	3,952	3,443
Accounts receivable, net of allowance of $44 and $62, respectively	4,023	4,001
Notes receivable, net of allowance of $7 and $7, respectively	329	323
Inventories	17,816	15,689
Prepaid and other current assets	2,357	2,367
Total current assets	42,435	46,444
Property and equipment, net	747	679
Equipment under lease, net	7,727	7,459
Long-term investments	1,236	492
Notes and other receivables, long-term, net of allowance of $24 and $26, respectively	1,174	1,279
Intangible assets, net	10,751	11,025
Other assets	2,064	2,207
Total assets	$66,134	$69,585
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,120	$4,007
Accrued liabilities	4,180	5,717
Deferred revenue	1,582	1,349
Operating lease liabilities	564	559
Total current liabilities	10,446	11,632
Long-term operating lease liabilities	1,607	1,750
Warrant liabilities	7,962	8,457
Other long-term liabilities	537	570
Total liabilities	20,552	22,409
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at March 31, 2024 and December 31, 2023; 20 shares issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $20,000 at March 31, 2024 and December 31, 2023	13,747	13,747
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at March 31, 2024 and December 31, 2023; 11,395 and 11,327 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	114	113
Additional paid-in capital	145,770	145,203
Accumulated other comprehensive (loss) income	(1)	4
Accumulated deficit	(114,048)	(111,891)
Total stockholders’ equity	31,835	33,429
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$66,134	$69,585

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,157)	$(4,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	647	578
Amortization of intangible assets	274	276
Non-cash operating lease cost	134	133
Provision for expected credit losses	4	(6)
Write-down of inventory	144	—
Stock-based compensation expense	652	1,726
Change in fair value of warrant liabilities	(495)	—
Amortization on investments, net	(51)	—
Changes in operating assets and liabilities:
Accounts receivable	(13)	1,393
Notes receivable	86	(336)
Prepaid and other current assets	9	(427)
Inventories	(3,129)	(4,381)
Accounts payable	6	(499)
Accrued liabilities	(1,491)	(1,197)
Deferred revenue	205	445
Operating lease liabilities	(138)	(133)
Other	6	4
Net cash used in operating activities	(5,307)	(6,696)
Cash flows from investing activities
Purchase of property and equipment	(20)	(8)
Purchase of investments	(2,206)	—
Investment maturities	1,000	—
Net cash used in investing activities	(1,226)	(8)
Cash flows from financing activities
Payment of accrued offering costs allocable to preferred stock	(52)	—
Proceeds from issuance of common stock through option exercises	5	—
Net settlement of stock-based compensation awards	(83)	—
Net cash used in financing activities	(130)	—
Net decrease in cash and cash equivalents	(6,663)	(6,704)
Cash and cash equivalents at beginning of the period	20,621	14,674
Cash and cash equivalents at end of the period	$13,958	$7,970

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Cash paid for taxes	$—	$1
Cash paid for interest	$13	$—

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$858	$881
Transfer from (to) Inventories to (from) Property and equipment, net	$—	$(428)
Accounts payable for purchases of Property and equipment, net	$(106)	$—

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A						Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2023	20	$13,747	11,327	$113	$145,203	$(111,891)	$4	$33,429
Exercise of stock options under the Incentive Plans			2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	66	1	(90)	—	—	(89)
Stock-based compensation under the Incentive Plans	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	(2,157)	—	(2,157)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	20	$13,747	11,395	$114	$145,770	$(114,048)	$(1)	$31,835

	Series A						Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2022	—	$—	11,093	$111	$139,381	$(97,508)	$—	$41,984
Stock-based compensation under the 2020 Plan	—	—	—	—	1,726	—	—	1,726
Issuance of common stock under the 2020 Plan, net of forfeitures	—	—	15	—	—	—	—	—
Restricted stock awards cancelled			(5)		—	—	—	—
Net loss	—	—	—	—	—	(4,272)	—	(4,272)
Balance as of March 31, 2023	—	$—	11,103	$111	$141,107	$(101,780)	$—	$39,438

The accompanying notes are an integral part of these condensed financial statements

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

The Company has incurred recurring losses and operating cash outflows since its inception and, as of March 31, 2024, had an accumulated deficit of $114,048. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

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

Basis of Presentation

These condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, omit or condense certain footnotes and other information normally included. The condensed financial statements include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year. The December 31, 2023 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the Company’s annual audited financial statements and the related notes thereto for the fiscal year ended December 31, 2023, included in the Annual Report on Form 10-K (the “Annual Report”) as filed with the SEC.

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

In May 2023, the Company completed the Private Placement (as defined in Note 11, Redeemable Convertible Preferred Stock) with NR-GRI Partners, LP (“NR-GRI”), an affiliate of North Run Capital, LP (“North Run”). Pursuant to the terms of the Private Placement, Thomas B. Ellis and Todd B. Hammer, co-managing partners of North Run, joined the Company’s Board of Directors following the Company’s 2023 Annual Meeting of Stockholders. Refer to Note 9, Warrant Liabilities, and Note 11, Redeemable Convertible Preferred Stock, for more details related to the Private Placement.

In June 2023, the Company entered into an international distribution agreement in India with a company owned by an employee at that time. As of April 1, 2024, the owner is no longer an employee of the Company. The Company established the distributor relationship to gain regulatory and operational efficiencies, as well as to establish consistent operations with all other international markets where it conducts business. During the year ended December 31, 2023, the Company began transitioning transactions with customers in India to the distributor. The Company recognized $290 in product revenue, $301 in cost of product sales, and $119 in selling, general and administrative expenses for the three months ended March 31, 2024 associated with its Indian operations. There were no amounts due from, or due to, the distributor at March 31, 2024.

Income Taxes

Income tax expense/(benefit) from continuing operations for the three months ended March 31, 2024 and 2023 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company’s net deferred tax assets.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. During the second quarter of 2023, the Company experienced a change in control event resulting from the Private Placement of Series A Redeemable Convertible Preferred Stock, triggering the application of Section 382 of the Code. Refer to Note 11, Redeemable Convertible Preferred Stock, for more details related to the Private Placement. The Company has not completed an analysis to determine whether any additional limitations have been triggered under Sections 382 and 383 of the Code as of March 31, 2024. The Company computed and applied limitations of tax deductions in the income tax provision computation for the year ended December 31, 2023; however, these limitations do not have a material impact on the financial statements. Due to the existence of the valuation allowance, future changes in the Company’s deferred taxes will not impact its effective tax rate or balance sheet.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
United States	$6,010	$4,264
South Korea	278	9
Europe	1,415	1,538
Asia (excluding South Korea)	884	708
Other	54	104
Total[1]	$8,641	$6,623

1 The table above does not include lease revenue of $1,947 and $1,629 for the three months ended March 31, 2024 and 2023. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of March 31, 2024	As of December 31, 2023
Accounts receivable, current	Accounts receivable, net	$4,023	$4,001
Notes receivable, current	Notes receivable, net	$329	$323
Notes receivable, long-term	Notes and other receivables, long-term, net	$1,174	$1,279
Contract asset, current	Prepaid and other current assets	$785	$982
Deferred revenue, current	Deferred revenue	$1,582	$1,349
Deferred revenue, non-current	Other long-term liabilities	$321	$350
Contract liability, long-term	Other long-term liabilities	$214	$220

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2023	$62
Change in provision for credit losses	(18)
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2024	$44

Accounts receivable, allowance for credit losses as of December 31, 2022	$56
Change in provision for credit losses	(13)
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2023	$43

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended March 31, 2024 and 2023 of $29 and $12, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2023	$33
Change in provision for credit losses	(2)
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2024	$31

Notes receivable, allowance for credit losses as of December 31, 2022	$13
Change in provision for credit losses	7
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2023	$20

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in Prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2023	$982
Contract assets recognized	488
Payments received	(635)
Write-off due to contract modification	(50)
Contract assets as of March 31, 2024	$785

Contract assets as of December 31, 2022	$332
Contract assets recognized	117
Payments received	(45)
Contract assets as of March 31, 2023	$404

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

The following table provides information about contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2023	$1,919
Billings not yet recognized as revenue	776
Beginning contract liabilities recognized as revenue	(578)
Contract liabilities as of March 31, 2024	$2,117

Contract liabilities as of December 31, 2022	$935
Billings not yet recognized as revenue	823
Beginning contract liabilities recognized as revenue	(367)
Contract liabilities as of March 31, 2023	$1,391

Transaction Price Allocated to Future Performance Obligations

At March 31, 2024, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $23,005. The Company expects to satisfy its remaining performance obligations by December 31, 2029, with $6,721 to be satisfied by December 31, 2024, $6,287 to be satisfied by December 31, 2025, $4,400 to be satisfied by December 31, 2026, $3,430 to be satisfied by December 31, 2027, $2,010 to be satisfied by December 31, 2028, $157 to be satisfied by December 31, 2029. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying value of the Company’s notes receivable also approximates fair value based on the associated credit risk.

The Company classifies money market funds, U.S. treasury bills, certificates of deposit, and U.S. government securities as Level 1 within the fair value hierarchy as the fair value is based on quoted prices. The Company classifies U.S. government agency bonds as Level 2 within the fair value hierarchy as the fair value is based upon quoted market prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. The Company classifies its warrant derivative liabilities as Level 3 within the fair value hierarchy as the Company estimates the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model, refer to Note 9, Warrant Liabilities.

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,115	$—	$—	$10,115
U.S. treasury bills	2,973	—	—	2,973
Certificates of deposit	1,226	—	—	1,226
U.S. government securities	489	—	—	489
U.S. government agency bonds	—	500	—	500
Total assets	$14,803	$500	$—	$15,303

Liabilities
Warrant derivative liabilities	$—	$—	$7,962	$7,962
Total liabilities	$—	$—	$7,962	$7,962

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	5,942	—	—	5,942
Certificates of deposit	983	—	—	983
Total assets	$18,096	$—	$—	$18,096

Liabilities
Warrant derivative liabilities	$—	$—	$8,457	$8,457
Total liabilities	$—	$—	$8,457	$8,457

There were no assets or liabilities measured at fair value as of March 31, 2023. There were no transfers between fair value hierarchy levels during three months ended March 31, 2024.

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 are as follows:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$10,115	$—	$—	$10,115
Short-term investments
U.S. treasury bills	2,974	—	(1)	2,973
Certificates of deposit	490	—	—	490
U.S. government securities	490	—	(1)	489
Long-term investments
Certificates of deposit	735	1	—	736
U.S. government agency bonds	500	—	—	500
Total	$15,304	$1	$(2)	$15,303

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	2,989	1	—	2,990
Short-term investments
U.S. treasury bills	2,952	—	—	2,952
Certificates of deposit	490	1	—	491
Long-term investments
Certificates of deposit	490	2	—	492
Total	$18,092	$4	$—	$18,096

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended March 31, 2024 is set forth below:

	Fair Value at December 31, 2023	Change in Fair Value	Fair Value at March 31, 2024
Series A Warrant	$4,462	$(248)	$4,214
Series B Warrant	3,995	(247)	3,748
Total warrant liabilities	$8,457	$(495)	$7,962

Note 5. Inventories

Inventory balances were as follows:

	As of March 31, 2024	As of December 31, 2023
Finished Goods	$5,997	$4,936
Work-in-process	2,436	2,395
Raw Materials	9,383	8,358
Total	$17,816	$15,689

Note 6. Leases

Lessor Arrangements

The Company has operating leases for systems. The Company’s leases have remaining lease terms of less than one year to six years. Lease revenue for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Lease revenue	$1,947	$1,629

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,440)	$1,852	$4,292	$(2,360)	$1,932
Acquired technology [1,3,4]	13,900	(5,001)	8,899	13,900	(4,807)	9,093
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$18,762	$(8,011)	$10,751	$18,762	$(7,737)	$11,025
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

Amortization expense for three months ended March 31, 2024 and 2023 was $274 and $276, respectively.

Based on the intangible assets recorded at March 31, 2024, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2024	812
2025	1,074
2026	1,224
2027	1,215
2028	1,008
2029	1,003
Thereafter	4,415
Total remaining estimated amortization expense	$10,751

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2024	As of December 31, 2023
Compensation	$2,477	$3,974
Professional services	682	419
Warranty	269	324
Accrued offering costs	115	188
Other	637	812
Total	$4,180	$5,717

Note 9. Warrant Liabilities

In May 2023, the Company completed the Private Placement, which included the issuance of warrants (the “Warrants”) to purchase an aggregate of 4,367 shares of common stock (the “Warrant Shares”). Fifty percent of the Warrants have an exercise price equal to $2.45 per share (the “Series A Warrant”), and 50% of the Warrants have an exercise price equal to $3.0625 per share (the “Series B Warrant”), subject in each instance to adjustments as provided under the terms of the Warrants. Refer to Note 11, Redeemable Convertible Preferred Stock, for more details related to the Private Placement.

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.3%	3.8%
Expected term (years)	4.1	4.4
Expected volatility	55%	55%
Dividends	0.0%	0.0%

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

Note 10. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $4,767 over the next nine months. LENSAR expects to meet these requirements.

Royalty Payments

The Company acquired certain intellectual property that require royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. During the quarter ended September 30, 2023, the Company received a majority of the ERC. As such, the Company recorded $1,368 as a reduction of selling, general and administrative expenses, which represents the ERC net of professional fees in the quarter ended September 30, 2023. During the three months ended March 31, 2024 and 2023, no amounts were recorded related to the ERC.

Legal Matters

The medical device market in which LENSAR participates is largely technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.). On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint until a lead plaintiff is appointed and plaintiffs file a second amended complaint or designate the Verified Amended Class Action Complaint as operative. On December 12, 2023, the Court appointed Ryan Schaper and Christopher P. Bolster as Lead Plaintiffs. On December 22, 2023, the parties filed a joint stipulation providing that Lead Plaintiffs' will file a second amended complaint or designate the Verified Amended Class Action Complaint as operative on or before January 12, 2024. On January 12, 2024, Lead Plaintiffs filed a Verified Second Amended Class Action Complaint. Defendants filed a motion to dismiss on February 26, 2024. The parties will complete briefing on the motion to dismiss in May 2024.

The Company vigorously denies that the definitive proxy statement filed with the SEC on June 20, 2023 was deficient in any respect, or that that supplemental disclosures were required or necessary under applicable laws. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

Note 11. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

In May 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with NR-GRI Partners, LP (“NR-GRI”), whereby it sold to NR-GRI, for an aggregate purchase price of $20,000, 20 shares of Series A Redeemable Convertible Preferred Stock and the Warrants (the “Private Placement”). Refer to Note 9, Warrant Liabilities, for more details related to the Warrants. The Series A Redeemable Convertible Preferred Stock is convertible into 7,940 shares of common stock at the election of NR-GRI.

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

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three months ended March 31, 2024 and 2023.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of March 31, 2024, the Company has reserved a total of 5,550 shares of common stock for issuance under the 2020 Plan.

The Inducement Plan

In February 2024, the Board adopted the 2024 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock or cash based awards (collectively, the “Inducement Awards”). The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. A maximum of 100 shares of common stock were reserved for issuance pursuant to the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, Inducement Awards under the 2024 Plan may only be made to an employee who has not previously been an employee or member of the Board, or following a bona fide period of non-employment by the Company, if he or she is granted such Inducement Awards in connection with his or her commencement of employment with the Company and such grant is an inducement material to his or her entering into employment with the Company.

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2023	294	—
Authorized	566	100
Granted/Awarded	(31)	(4)
Cancelled/Forfeited	140	—
Balance at March 31, 2024	969	96

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

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,974	$5.31	8.0	$429
Options granted	34	$4.12
Options exercised	(2)	$2.65
Options cancelled/forfeited	(108)	$6.45
Outstanding at March 31, 2024	1,898	$5.23	8.1	$332

Vested and expected to vest at March 31, 2024	1,898	$5.23	8.1	$332
Vested and exercisable at March 31, 2024	1,088	$5.94	7.7	$107

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $2.38. The total fair value of options vested during the three months ended March 31, 2024 was approximately $540. Total unrecognized compensation expense of $2,006 related to stock options will be recognized over a weighted average period of 2.0 years.

The following table summarizes information about stock options outstanding and vested as of March 31, 2024:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	355	8.8	$2.66	102	$2.66
$3.23	422	9.2	$3.23	193	$3.23
$3.27 - $5.95	54	8.3	$4.63	12	$5.78
$6.04	413	7.7	$6.04	225	$6.04
$6.07 - $8.62	654	7.1	$7.44	556	$7.45
	1,898	8.1	$5.23	1,088	$5.94

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9 - 4.2%	3.5 - 4.2%
Expected term (years)	6	6
Expected volatility	58%	70%
Dividends	0.0%	0.0%

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

Restricted stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	483	$3.04
Restricted stock units granted	2	$3.55
Restricted stock units vested	(84)	$3.26
Restricted stock units cancelled	(14)	$2.65
Non-vested at March 31, 2024	387	$3.01

The total fair value of restricted stock units vested during the three months ended March 31, 2024 was approximately $274. At March 31, 2024 there was approximately $656 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 0.9 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of March 31, 2024, the Company has reserved 564 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of March 31, 2024, 304 shares of common stock have been issued to employees participating in the 2020 ESPP and 260 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company's condensed statements of operations:

	Three Months Ended March 31,
	2024	2023
Revenue – product	$2	$—
Cost of revenue – product	51	83
Cost of revenue – service	29	46
Selling, general and administrative expenses	484	1,426
Research and development expenses	86	171
Total	$652	$1,726

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2024	$1,414
2025	1,000
2026	222
2027	26
2028	—
Total unrecognized stock-based compensation expense	$2,662

The amounts included in this table are based on restricted stock units and stock options outstanding at March 31, 2024 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 14. Earnings (Loss) per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(2,157)	$(4,272)
Weighted average number of shares of common stock	11,387	10,716
Basic and diluted net loss per share	$(0.19)	$(0.40)

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three months ended March 31, 2024 and 2023 because their effect was anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	—
Series A Warrants and Series B Warrants	4,367	—
Restricted stock awards and units	386	894
Outstanding stock options	1,898	1,547

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended March 31,
	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	—
Series A Warrants	883	—
Series B Warrants	558	—
Restricted stock awards and units	250	868
Outstanding stock options	1,392	1,515
Total	11,023	2,383

Note 15. Subsequent Events

On April 30, 2024, the Company identified a triggering event that might impact certain intangible assets and contract liabilities. The Company is currently assessing the facts and circumstances of the event and believes a net impairment of up to $3.8 million is a potential outcome after its assessment is complete. The Company anticipates completing the impairment assessment during the three months ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a commercial-stage medical device company focused on designing, developing and marketing an advanced femtosecond laser system for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our systems incorporate a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in a laser system that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes more efficiently.

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

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, India, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of March 31, 2024, consisted of approximately 60 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $8.3 million for the three months ended March 31, 2023 to $10.6 million for the three months ended March 31, 2024, representing an increase of 28%, primarily due to increased systems sales and procedure volume. Our net loss was $2.2 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. Our installed base of LENSAR Laser Systems and ALLY Systems is approximately 310 as of March 31, 2024.

On April 30, 2024, we identified a triggering event that might impact certain intangible assets and contract liabilities. We are currently assessing the facts and circumstances of the event and believe a net impairment of up to $3.8 million is a potential outcome after our assessment is complete. We anticipate completing the impairment assessment during the three months ended June 30, 2024.

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

Global economic uncertainty and other factors have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. In particular, a global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across multiple industries. We have seen significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our systems, and expect these trends may reappear in the future. While we are not directly exposed to economic conditions in Russia or Ukraine, the ongoing war between Russia and Ukraine has also had a substantial impact on global supply chains and may be a contributing factor to the supply chain shortages we are experiencing. Supply chain disruptions and broad-based inflationary impacts have negatively impacted the Company’s financial condition, results of operations and cash flows since 2020 and these supply chain constraints may result in future impacts to our business. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

As a result of these and other factors, our historical results are not necessarily indicative of future performance, and any interim results we present are not indicative of the results that may be expected for the full fiscal year.

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our laser systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our laser systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our laser systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our systems. For the three months ended March 31, 2024, approximately 90% of our revenue was attributable to recurring sources compared to 92% for the three months ended March 31, 2023.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change from Prior
(Dollars in thousands)	2024	2023	Year (%)
Revenue
Product	$7,433	$5,658	31%
Lease	1,947	1,629	20%
Service	1,208	965	25%
Total revenue	$10,588	$8,252	28%
Cost of revenue (excluding intangible amortization)
Product	$2,590	$2,299	13%
Lease	603	494	22%
Service	1,731	1,139	52%
Total cost of revenue	$4,924	$3,932	25%

Revenue

Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023

Total revenue for the three months ended March 31, 2024 increased by $2.3 million, or 28%, compared to the three months ended March 31, 2023.

Product revenue for the three months ended March 31, 2024 increased by $1.8 million, or 31%, compared to the three months ended March 31, 2023. The increase was primarily attributable to increased procedure volume of $1.3 million and increased system revenue of $0.5 million.

Service revenue for the three months ended March 31, 2024 increased by $0.2 million, or 25%, compared to the three months ended March 31, 2023. Our U.S. sales represented 70% and 64% of product and service revenue for the three months ended March 31, 2024 and 2023, respectively.

Lease revenue for the three months ended March 31, 2024 increased by $0.3 million, or 20%, compared to the three months ended March 31, 2023.

Cost of Revenue

Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023

Total cost of revenue for the three months ended March 31, 2024 increased by $1.0 million, or 25%, compared to the three months ended March 31, 2023.

Cost of product revenue for the three months ended March 31, 2024 increased by $0.3 million, or 13%, compared to the three months ended March 31, 2023. The increased cost of product revenue was attributable to increased system sales, which have a lower gross margin than procedure licenses, as well as the full costing of raw materials for ALLY Systems as all raw materials previously charged to research and development expenses have been utilized in production.

Cost of service revenue for the three months ended March 31, 2024 increased by $0.6 million, or 52%, compared to the three months ended March 31, 2023 primarily due to the increased number of system placements.

Cost of lease revenue for the three months ended March 31, 2024 increased by $0.1 million, or 22%, compared to three months ended March 31, 2023.

Operating Expenses

Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023

Selling, General and Administrative. Selling, general and administrative expenses for each of the three months ended March 31, 2024 and 2023 were $6.8 million. We expect selling, general and administrative expense to increase from current levels as we continue to expand our commercial infrastructure and commercialize the ALLY System.

Research and Development. Research and development expenses for the three months ended March 31, 2024 decreased by $0.2 million, or 12%, compared to three months ended March 31, 2023.

Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million for the three months ended March 31, 2024, consistent with the three months ended March 31, 2023.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended March 31, 2024 were $0.7 million of income and consisted primarily of the change in fair value of warrant liabilities. Non-operating expenses, net were immaterial for the three months ended March 31, 2023.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net loss	$(2,157)	$(4,272)
Less: Interest income	(198)	(89)
Add: Depreciation expense	647	578
Add: Amortization expense	274	276
EBITDA	(1,434)	(3,507)
Add: Stock-based compensation expense	652	1,726
Add: Change in fair value of warrant liabilities	(495)	—
Adjusted EBITDA	$(1,277)	$(1,781)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense and change in fair value of warrant liabilities provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2024 and 2023, we had net losses of $2.2 million and $4.3 million, respectively, and as of March 31, 2024, we had an accumulated deficit of $114.0 million. The change in fair value of warrant liabilities decreased net loss by $0.5 million in the three months ended March 31, 2024, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. We expect to continue to incur losses and operating cash outflows for the near-term future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future.

In 2022, we transitioned from manufacturing and selling our LENSAR Laser System to focus on our ALLY System. The ALLY System has received regulatory approval in the United States, India and the Philippines. In September 2022, we submitted the ALLY System for certification in the EU, and in 2023, submitted documentation to distributors in South Korea, Taiwan, and China for additional marketing or certification applications. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of systems and the timing of and applicable clearances for our ALLY System.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of March 31, 2024, we expect our current cash, cash equivalents, and investments, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams, as well as increasing our fleet of equipment under lease. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the commercialization of the ALLY System, our next generation cataract treatment system. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of global macroeconomic conditions and supply chain issues on our business; and the timing, scope and magnitude of our commercial and development activities.

In May 2023, we entered into a Securities Purchase Agreement, or the SPA, with NR-GRI Partners, LP, or NR-GRI, whereby we sold to NR-GRI, for an aggregate purchase price of $20.0 million, an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share”, which has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock, and warrants, the Warrants, to purchase an aggregate of 4.4 million shares of our common stock, the Private Placement. Fifty percent of the Warrants have an exercise price equal to $2.45 per share, and 50% of the Warrants have an exercise price equal to $3.0625 per share, subject in each instance to adjustments as provided under the terms of the Warrants. Net proceeds from the transaction were approximately $19.1 million after offering expenses. The Series A Redeemable Convertible Preferred Stock, if converted, would result in the issuance of 7.9 million shares of our common stock. Additionally, the terms of our Series A Redeemable Convertible Preferred Stock restrict our ability to incur debt in excess of $1.0 million or issue new shares in an amount greater than 10% of our outstanding common stock as of May 18, 2023 without the approval of the holder of the Series A Redeemable Convertible Preferred Stock (subject to certain exceptions).

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

Our material contractual obligations and commercial commitments at March 31, 2024 primarily consist of $2.2 million in operating lease liabilities for our facility lease and $4.8 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next nine months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. Furthermore, the Company acquired certain intellectual property, which would result in additional royalty payments at a rate of 3% of certain revenue upon the phacoemulsification features being cleared for commercialization and operational in the ALLY System.

The Company previously filed a shelf registration statement on Form S-3 (No. 333-255136), or the Registration Statement, which provided for the Company’s offering of its securities in an amount of up to $100.0 million in the aggregate, and previously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market”, or ATM, offerings under the Registration Statement. No shares were sold under the ATM during the quarters ended March 31, 2024 and 2023, and the Registration Statement ceased to be effective in April 2024.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(5,307)	$(6,696)
Net cash used in investing activities	(1,226)	(8)
Net cash used in financing activities	(130)	—
Net decrease in cash and cash equivalents	$(6,663)	$(6,704)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $5.3 million, consisting primarily of a net loss of $2.2 million and a decrease in net operating assets of $4.5 million, partially offset by non-cash charges of $1.3 million. The decrease in net operating assets was primarily due to changes in inventories and accrued liabilities, offset by changes in accounts receivable. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $1.2 million, consisting primarily of the purchase of investments, offset by investment maturities. Investing activities for the three months March 31, 2023 were immaterial.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $0.1 million, consisting primarily of the net settlement of stock-based compensation awards and payment of accrued offering costs for the Private Placement.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. During 2022, 2023 and the three months ended March 31, 2024, we granted stock options and restricted stock units to directors, employees and non-employees. We intend to grant stock options and restricted stock units as part of our overall compensation package to directors, employees, and non-employees.

At March 31, 2024, there was approximately $0.7 million and $2.0 million of total unrecognized compensation expense related to restricted stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 0.9 years and 2.0 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2024	$1,414
2025	1,000
2026	222
2027	26
2028	—
Total unrecognized stock-based compensation expense	$2,662

The amounts included in this table are based on restricted stock awards, restricted stock units, and stock options outstanding at March 31, 2024 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended March 31, 2024, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $19.1 million as of March 31, 2024. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2024.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of March 31, 2024, no customers accounted for more than 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint (“Amended Complaint”) against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-GBW (D. Del.). Plaintiffs allege that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and assert claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023, or the Proxy, in connection with the Private Placement. On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint. On December 12, 2023, the Court appointed Ryan Schaper and Christopher P. Bolster as Lead Plaintiffs. On December 22, 2023, the parties filed a joint stipulation providing that Lead Plaintiffs will file a second amended complaint or designate the Amended Complaint as operative on or before January 12, 2024. On January 12, 2024, Lead Plaintiffs filed a Verified Second Amended Class Action Complaint (“Second Amended Complaint”). The Second Amended Complaint alleges that the Proxy failed to disclose details about North Run, discussion with stockholders regarding possible financing alternatives, LENSAR’s internal budget, the basis for the Board’s recommendation on the vote, potential costs to LENSAR if shareholders voted against the proposal, and purported conflicts of interest. Defendants filed a motion to dismiss on February 26, 2024. The parties will complete briefing on the motion to dismiss in May 2024.

The Company vigorously denies that the Proxy was deficient in any respect or that supplemental disclosures were required or necessary under applicable laws. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

For the years ended December 31, 2022 and 2023, we had net losses of $19.9 million and $14.4 million, respectively, and for the three months ended March 31, 2023 and 2024, we had net losses of $4.3 million and $2.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $114.0 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our LENSAR Laser System and ALLY System as well as purchases of our consumables and licensed applications outside of the United States. For the three months ended March 31, 2024, one customer accounted for 13% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our LENSAR Laser System, and our ALLY System upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 51.9% of our total outstanding shares of common stock based on our shares outstanding as of March 31, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A

Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our systems and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). Manufacture of the phacoemulsification component of the ALLY System also requires us to rely on third parties. If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delays in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability and pricing of various component parts needed for our ALLY System.

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

We have historically sold and leased a significant portion of our LENSAR Laser Systems outside of the United States through a network of independent distributors and intend to increase our international presence in Germany, China, India, and South Korea, as well as other international markets, including through sales and leases of our ALLY System once regulatory clearance in these regions has been obtained. Our international business operations are subject to a number of risks, including:

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

We rely significantly on the use of information technology. Cybersecurity risks – any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of confidential customer and employee information – could harm our reputation and/or could disrupt our operations and negatively impact our business.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to store and effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions, intellectual property, proprietary business information and certain personal information, including of our employees and contractors (collectively Confidential Information). The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information technology systems, global communications, internet activity and other network processes.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected until after they occur. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Any significant information technology system failure, accident or security breach could cause interruptions in our operations, result in damage to our reputation, the loss or misappropriation of Confidential Information, result in key personnel being unable to perform duties or communicate throughout the organization, significant costs associated with the investigation, data restoration and remediation, and potential notification of the breach to third-parties, including counter-parties and data subjects, and have other adverse impacts on our business. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and if made against us could lead to significant interruptions in our operations, loss of Confidential Information and income, reputational loss, diversion of funds, and may also result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, if our network were compromised, it could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in regulatory investigations and enforcement actions, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

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

The actual or perceived failure to comply with data privacy and security laws and other obligations could have a material adverse effect on our business, results of operations and financial condition

Our business processes health-related and other personal information. When conducting clinical studies, we face risks associated with collecting trial participants’ information, especially health information, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of Confidential Information and in protecting the security of such information. We could be subject to attacks on our information technology systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users’ accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and may use such access to obtain users’ personal information or prevent use of their accounts. Data breaches could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil or criminal liability, or both. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

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

Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and state Attorneys General to regulate the collection, use, storage, and disclosure of personal information, through websites or otherwise, and to regulate the presentation of website content.

The GDPR imposes comprehensive compliance obligations regarding our processing of personal data of individuals within the EEA or in the context of our activities within the EEA, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses, or SSCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.

We currently rely on the SCCs to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If we cannot rely on existing mechanisms for transferring personal data from the EEA, or other jurisdictions, we could be prevented from transferring personal data of individuals in those regions; we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised SSCs for existing arrangements within required time frame; and/or it could otherwise adversely affect the manner in which we provide our services and thus materially affect our operations and financial results. Failure to comply with the GDPR could result in penalties for certain breaches of up to the greater of EUR 20 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

We are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, which collectively impose separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Although none of the procedures using our products are currently covered by any state, federal or foreign government healthcare programs or other third-party payors, applicable agencies and regulators may interpret that our commercial, research and other financial relationships with healthcare providers, institutions and GPOs are nonetheless subject to various federal, state and foreign laws intended to prevent healthcare fraud and abuse, including the following:

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

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the filing, licensing, defending and enforcing of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. We may not be successful in protecting our proprietary rights, and unauthorized parties may be able to obtain and use information that we regard as proprietary.

We own numerous issued patents and pending patent applications. As of March 31, 2024, we owned approximately 60 U.S. patents, 32 pending U.S. patent applications, 162 issued foreign patents, and 76 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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
•
disputes may arise with respect to ownership of rights to technology developed with our partners, and those disputes may be resolved against us; and
•
disagreements could cause delays in, or termination of, the research, development or commercialization of our products or result in litigation or arbitration.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 51.9% of our total outstanding shares of common stock based on our shares outstanding as of March 31, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

North Run Capital, LP, or North Run, and its affiliates held 46.8% of the voting power of our capital stock based on shares outstanding as of March 31, 2024, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

In addition, new ESG rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had net operating loss, or NOL, carryforwards of $32.5 million for federal income tax purposes and $22.6 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our state NOL carryforwards begin to expire in 2028. Our NOL carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income.

Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points (by value) over a rolling three-year period.

Similar rules may apply under state tax laws. We completed an ownership change analysis pursuant to Section 382 of the Code through our taxable year ended December 31, 2023, and determined we experienced an ownership change on May 18, 2023 in connection with the Private Placement of Series A Redeemable Convertible Preferred Stock. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or income taxes is likely to be limited as a result of such ownership change. However, we may have experienced additional ownership changes since December 31, 2023, and we may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we have undergone additional ownership changes, or if we undergo ownership changes in the future, our ability to use our NOL carryforwards could be further limited. We have recorded a valuation allowance of $17.9 million related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	5/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

4.3	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	5/18/2023

4.4	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	5/18/2023

10.1	Non-Employee Director Compensation Program, as amended					*

10.2	Form of Performance Stock Unit Agreement pursuant to 2020 Incentive Award Plan					*

10.3	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan					*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+ Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: May 9, 2024	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024		/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)