Form 10-Q
period 2024-06-30
LENSAR, Inc.
filed 2024-08-08
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, there were 11,608,415 shares of the registrant’s Common Stock outstanding.

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
•
our ability to develop, receive and maintain regulatory clearance or certification of and successfully commercialize the ALLY System and to maintain our LENSAR Laser System (“LLS”) (collectively the “Systems”);
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
•
the impact to our business, financial condition and results of operations as a result of a material disruption to the supply or manufacture of our Systems or necessary component parts for such Systems or material inflationary pressures affecting pricing of component parts;
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
•
the impact to our business, financial condition and results of operations if we are unable to secure adequate coverage or reimbursement by government or other third-party payors for procedures using our ALLY System or our other products, or changes in such coverage or reimbursement;
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
•
We have historically derived our revenue from the sale or lease of our Systems as well as the associated procedure licenses and sale of consumables used in each procedure involving our Systems. The commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.
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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product	$9,534	$9,377	$16,967	$15,035
Lease	1,952	1,691	3,899	3,320
Service	1,150	944	2,358	1,909
Total revenue	12,636	12,012	23,224	20,264
Cost of revenue (exclusive of amortization)
Product	3,851	3,665	6,441	5,964
Lease	663	496	1,266	990
Service	1,309	1,090	3,040	2,229
Total cost of revenue	5,823	5,251	10,747	9,183
Operating expenses
Selling, general and administrative expenses	6,784	7,854	13,580	14,609
Research and development expenses	1,348	1,499	2,792	3,149
Amortization of intangible assets	232	275	506	551
Impairment of intangible assets	3,729	—	3,729	—
Operating loss	(5,280)	(2,867)	(8,130)	(7,228)
Other (expense) income
Change in fair value of warrant liabilities	(3,923)	(5,997)	(3,428)	(5,997)
Other income, net	160	111	358	200
Net loss	(9,043)	(8,753)	(11,200)	(13,025)
Other comprehensive loss
Change in unrealized loss on investments	(5)	—	(10)	—
Net loss and comprehensive loss	$(9,048)	$(8,753)	$(11,210)	$(13,025)
Net loss per common share:
Basic and diluted	$(0.79)	$(0.81)	$(0.98)	$(1.21)
Weighted-average number of common shares used in calculation of net loss per share:
Basic and diluted	11,451	10,820	11,419	10,768

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,287	$20,621
Short-term investments	5,926	3,443
Accounts receivable, net of allowance of $56 and $62, respectively	5,893	4,001
Notes receivable, net of allowance of $7 and $7, respectively	337	323
Inventories	17,933	15,689
Prepaid and other current assets	1,853	2,367
Total current assets	40,229	46,444
Property and equipment, net	716	679
Equipment under lease, net	9,619	7,459
Long-term investments	1,234	492
Notes and other receivables, long-term, net of allowance of $22 and $26, respectively	1,067	1,279
Intangible assets, net	6,576	11,025
Other assets	1,965	2,207
Total assets	$61,406	$69,585
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$4,121	$4,007
Accrued liabilities	4,262	5,717
Deferred revenue	1,414	1,349
Operating lease liabilities	569	559
Total current liabilities	10,366	11,632
Long-term operating lease liabilities	1,464	1,750
Warrant liabilities	11,885	8,457
Other long-term liabilities	262	570
Total liabilities	23,977	22,409
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at June 30, 2024 and December 31, 2023; 20 shares issued and outstanding at June 30, 2024 and December 31, 2023; aggregate liquidation preference of $20,000 at June 30, 2024 and December 31, 2023	13,784	13,747
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at June 30, 2024 and December 31, 2023; 11,544 and 11,327 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	115	113
Additional paid-in capital	146,627	145,203
Accumulated other comprehensive (loss) income	(6)	4
Accumulated deficit	(123,091)	(111,891)
Total stockholders’ equity	23,645	33,429
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$61,406	$69,585

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(11,200)	$(13,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,313	1,158
Amortization of intangible assets	506	551
Impairment of intangible assets	3,729	—
Non-cash operating lease cost	269	267
Provision for expected credit losses	14	(2)
Write-down of inventory	144	—
Stock-based compensation expense	1,335	3,550
Change in fair value of warrant liabilities	3,428	5,997
Amortization on investments, net	(120)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,911)	2,844
Notes receivable	202	(1,199)
Prepaid and other current assets	514	(666)
Inventories	(5,755)	(7,265)
Accounts payable	103	(804)
Accrued liabilities	(1,326)	(668)
Deferred revenue	(25)	626
Operating lease liabilities	(277)	(267)
Other	(28)	63
Net cash used in operating activities	(9,085)	(8,840)
Cash flows from investing activities
Purchase of property and equipment	(133)	(189)
Purchase of investments	(6,115)	—
Investment maturities	3,000	—
Net cash used in investing activities	(3,248)	(189)
Cash flows from financing activities
Proceeds from issuance of common stock through option exercises	10	—
Proceeds from issuance of common stock under employee stock purchase plan	170	181
Net settlement of stock-based compensation awards	(83)	—
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	14,035
Proceeds from issuance of warrants	—	5,605
Payment of accrued offering costs allocable to preferred stock	(98)	—
Net cash (used in) provided by financing activities	(1)	19,821
Net (decrease) increase in cash and cash equivalents	(12,334)	10,792
Cash and cash equivalents at beginning of the period	20,621	14,674
Cash and cash equivalents at end of the period	$8,287	$25,466

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Cash paid for taxes	$22	$18

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$3,367	$1,281
Transfer from (to) Inventories to (from) Property and equipment, net	$—	$(428)
Accrued offering costs	$37	$(289)

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A						Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2023	20	$13,747	11,327	$113	$145,203	$(111,891)	$4	$33,429
Exercise of stock options under the Incentive Plans	—	—	2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	66	1	(90)	—	—	(89)
Stock-based compensation under the Incentive Plans	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	(2,157)	—	(2,157)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	20	13,747	11,395	114	145,770	(114,048)	(1)	31,835
Exercise of stock options under the Incentive Plans	—	—	2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	67	1	(1)	—	—	—
Issuance of common stock under the 2020 ESPP	—	—	80	—	170	—	—	170
Stock-based compensation under the Incentive Plans	—	—	—	—	683	—	—	683
Series A Redeemable Convertible Preferred Stock offering costs accrual release	—	37	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,043)	—	(9,043)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2024	20	$13,784	11,544	$115	$146,627	$(123,091)	$(6)	$23,645

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, continued

(Unaudited)

(In thousands)

	Series A						Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2022	—	$—	11,093	$111	$139,381	$(97,508)	$—	$41,984
Stock-based compensation	—	—	—	—	1,726	—	—	1,726
Issuance of common stock under the 2020 Plan, net of forfeitures	—	—	15	—	—	—	—	—
Restricted stock awards cancelled	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(4,272)	—	(4,272)
Balance at March 31, 2023	—	—	11,103	111	141,107	(101,780)	—	39,438
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $649	20	13,747	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,824	—	—	1,824
Issuance of common stock under the 2020 ESPP	—	—	71	1	180	—	—	181
Issuance of common stock under the 2020 Plan	—	—	26	—	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	(8,753)	—	(8,753)
Balance as of June 30, 2023	20	$13,747	11,199	$112	$143,111	$(110,533)	$—	$32,690

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s LENSAR Laser System (“LLS”) and ALLY® Adaptive Cataract Treatment System (“ALLY System”) (collectively the “Systems”), which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its next-generation ALLY System, which combines all of the features from the LLS with a dual-pulse laser, integrated in a small, compact cataract treatment system. The ALLY System enables cataract surgeons to complete laser-assisted cataract surgery in a single, sterile environment. The Company executed a controlled and targeted initial launch of the ALLY System beginning in August 2022 in the United States. The ALLY System is available to U.S. and European Union cataract surgeons and has also received regulatory clearance in India, Taiwan, and certain other countries. In addition, the Company has submitted the ALLY System for certification through distributors in South Korea and China for additional marketing or certification applications.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of June 30, 2024, had an accumulated deficit of $123,091. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

In June 2023, the Company entered into an international distribution agreement in India with a company owned by an employee at that time. The Company established the distributor relationship to gain regulatory and operational efficiencies, as well as to establish

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

consistent operations with all other international markets where it conducts business. During the year ended December 31, 2023, the Company began transitioning transactions with customers in India to the distributor. The Company recognized $290 in product revenue, $301 in cost of product sales, and $119 in selling, general and administrative expenses for the three months ended March 31, 2024 associated with its Indian operations. There were no amounts due from, or due to, the distributor at March 31, 2024. The related party relationship ended on April 1, 2024.

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and six months ended June 30, 2024 and 2023 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. During the second quarter of 2023, the Company experienced a change in control event resulting from the Private Placement of Series A Redeemable Convertible Preferred Stock, triggering the application of Section 382 of the Code. Refer to Note 11, Redeemable Convertible Preferred Stock, for more details related to the Private Placement. The Company has not completed an analysis to determine whether any additional limitations have been triggered under Sections 382 and 383 of the Code as of June 30, 2024. The Company computed and applied limitations of tax deductions in the income tax provision computation for the year ended December 31, 2023; however, these limitations do not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. This standard is effective for the Company’s annual financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The Company is currently evaluating the impact of this standard on the financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard is effective for the Company’s annual financial statements for the year ending December 31, 2025. The Company is currently evaluating the impact of this standard on the financial statement disclosures.

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$7,679	$7,105	$13,689	$11,369
South Korea	304	16	582	25
Europe	1,669	1,983	3,084	3,521
Asia (excluding South Korea)	988	1,128	1,872	1,836
Other	44	89	98	193
Total[1]	$10,684	$10,321	$19,325	$16,944

1 The table above does not include lease revenue of $1,952 and $1,691 for the three months ended June 30, 2024 and 2023, respectively, and $3,899 and $3,320 for the six months ended June 30, 2024 and 2023, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of June 30, 2024	As of December 31, 2023
Accounts receivable, current	Accounts receivable, net	$5,893	$4,001
Notes receivable, current	Notes receivable, net	$337	$323
Notes receivable, long-term	Notes and other receivables, long-term, net	$1,067	$1,279
Contract asset, current	Prepaid and other current assets	$626	$982
Deferred revenue, current	Deferred revenue	$1,414	$1,349
Deferred revenue, non-current	Other long-term liabilities	$260	$350
Contract liability, long-term	Other long-term liabilities	$—	$220

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

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2023	$62
Change in provision for credit losses	(6)
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2024	$56

Accounts receivable, allowance for credit losses as of December 31, 2022	$56
Change in provision for credit losses	(26)
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2023	$30

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended June 30, 2024 and 2023 of $27 and $20, respectively, and during the six months ended June 30, 2024 and 2023 of $56 and $32, respectively, in other income, net in the statement of operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2023	$33
Change in provision for credit losses	(4)
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2024	$29

Notes receivable, allowance for credit losses as of December 31, 2022	$13
Change in provision for credit losses	24
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2023	$37

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2023	$982
Contract assets recognized	671
Payments received	(977)
Write-off due to contract modification	(50)
Contract assets as of June 30, 2024	$626

Contract assets as of December 31, 2022	$332
Contract assets recognized	889
Payments received	(250)
Write-off due to contract modification	(146)
Contract assets as of June 30, 2023	$825

Deferred Revenue and Contract Liabilities – The Company’s deferred revenue and contract liabilities represent services and products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies deferred revenue and contract liabilities as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue and contract liabilities is included in other long-term liabilities in the Company’s condensed balance sheets.

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2023	$1,919
Billings not yet recognized as revenue	956
Beginning deferred revenue and contract liabilities recognized as revenue	(987)
Impairment[1]	(214)
Deferred revenue and contract liabilities as of June 30, 2024	$1,674

Deferred revenue and contract liabilities as of December 31, 2022	$935
Billings not yet recognized as revenue	1,324
Beginning deferred revenue and contract liabilities recognized as revenue	(626)
Deferred revenue and contract liabilities as of June 30, 2023	$1,633

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1.
The Company wrote off certain contract liabilities associated with intangible assets that were determined to be impaired during the three months ended June 30, 2024. Refer to Note 7, Intangible Assets.

Transaction Price Allocated to Future Performance Obligations

At June 30, 2024, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $30,805. The Company expects to satisfy its remaining performance obligations by December 31, 2029, with $4,415 to be satisfied by December 31, 2024, $8,451 to be satisfied by December 31, 2025, $6,366 to be satisfied by December 31, 2026, $5,497 to be satisfied by December 31, 2027, $3,949 to be satisfied by December 31, 2028, $2,127 to be satisfied by December 31, 2029. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,319	$—	$—	$5,319
U.S. treasury bills	2,497	—	—	2,497
Certificates of deposit	1,225	—	—	1,225
U.S. government securities	2,939	—	—	2,939
U.S. government agency bonds	—	499	—	499
Total assets	$11,980	$499	$—	$12,479

Liabilities
Warrant derivative liabilities	$—	$—	$11,885	$11,885
Total liabilities	$—	$—	$11,885	$11,885

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	5,942	—	—	5,942
Certificates of deposit	983	—	—	983
Total assets	$18,096	$—	$—	$18,096

Liabilities
Warrant derivative liabilities	$—	$—	$8,457	$8,457
Total liabilities	$—	$—	$8,457	$8,457

There were no transfers between fair value hierarchy levels during three and six months ended June 30, 2024 and 2023.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$5,319	$—	$—	$5,319
Short-term investments
U.S. treasury bills	2,497	—	—	2,497
Certificates of deposit	490	—	—	490
U.S. government securities	2,944	—	(5)	2,939
Long-term investments
Certificates of deposit	735	—	—	735
U.S. government agency bonds	500	—	(1)	499
Total	$12,485	$—	$(6)	$12,479

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	2,989	1	—	2,990
Short-term investments
U.S. treasury bills	2,952	—	—	2,952
Certificates of deposit	490	1	—	491
Long-term investments
Certificates of deposit	490	2	—	492
Total	$18,092	$4	$—	$18,096

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended June 30, 2024 is set forth below:

	Fair Value at December 31, 2023	Change in Fair Value	Fair Value at June 30, 2024
Series A Warrant	$4,462	$1,778	$6,240
Series B Warrant	3,995	1,650	5,645
Total warrant liabilities	$8,457	$3,428	$11,885

Note 5. Inventories

Inventory balances were as follows:

	As of June 30, 2024	As of December 31, 2023
Finished Goods	$6,418	$4,936
Work-in-process	2,351	2,395
Raw Materials	9,164	8,358
Total	$17,933	$15,689

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 6. Leases

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to six years. Lease revenue for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease revenue	$1,952	$1,691	$3,899	$3,320

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of June 30, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,520)	$—	$1,772	$4,292	$(2,360)	$1,932
Acquired technology [1,3,4,5]	13,900	(5,153)	(3,943)	4,804	13,900	(4,807)	9,093
Acquired trademarks [1]	570	(570)	—	—	570	(570)	—
	$18,762	$(8,243)	$(3,943)	$6,576	$18,762	$(7,737)	$11,025
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
3.
LENSAR acquired certain intangible assets from a medical technology company in an asset acquisition, which were being amortized on a straight-line basis over a period of 15 years.
4.
In 2019, LENSAR acquired certain intellectual property from a third party. Pursuant to the Company's agreement with the third party, the Company made milestone payments of $2,400 during the year ended December 31, 2022.
5.
In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. The Company determined that the carrying value of the intangible assets in items 3 and 4 above exceeded the estimated recoverable amount of $0 and recorded an impairment of intangible assets of $3,943. The impairment charge was offset with the write-off of the related contract liabilities of $214.

Amortization expense for three months ended June 30, 2024 and 2023 was $232 and $275, respectively, and for the six months ended June 30, 2024 and 2023 was $506 and $551, respectively.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Based on the intangible assets recorded at June 30, 2024, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2024	$464
2025	921
2026	911
2027	902
2028	695
2029	690
Thereafter	1,993
Total remaining estimated amortization expense	$6,576

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2024	As of December 31, 2023
Compensation	$2,807	$3,974
Professional services	535	419
Warranty	325	324
Accrued offering costs	—	188
Other	595	812
Total	$4,262	$5,717

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.4%	3.8%
Expected term (years)	3.9	4.4
Expected volatility	55%	55%
Dividends	0.0%	0.0%

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

Note 10. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $2,242 over the next 15 months. LENSAR expects to meet these requirements.

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. During the quarter ended September 30, 2023, the Company received a majority of the ERC. As such, the Company recorded $1,368 as a reduction of selling, general and administrative expenses, which represents the ERC net of professional fees in the quarter ended September 30, 2023. During the three and six months ended June 30, 2024 and 2023, no amounts were recorded related to the ERC.

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

On August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-JLH (D. Del.). Plaintiffs allege that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and assert claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023, or the Proxy, in connection with the Private Placement. On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint until a lead plaintiff is appointed and plaintiffs file a second amended complaint or designate the Verified Amended Class Action Complaint as operative. On December 12, 2023, the Court appointed Ryan Schaper and Christopher P. Bolster as Lead Plaintiffs. On December 22, 2023, the parties filed a joint stipulation providing that Lead Plaintiffs' will file a second amended complaint or designate the Verified Amended Class Action Complaint as operative on or before January 12, 2024. On January 12, 2024, Lead Plaintiffs filed a Verified Second Amended Class Action Complaint. Defendants filed a motion to dismiss on February 26, 2024. The parties completed briefing on the motion to dismiss in May 2024.

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

The Series A Redeemable Convertible Preferred Stock is classified as temporary equity in the condensed balance sheet because redemption automatically occurs upon a Fundamental Transaction. However, redemption is not considered probable; therefore, the Series A Redeemable Convertible Preferred Stock is not accreted to face value. The proceeds of the transaction were allocated first to the fair value of warrants due to the classification of the warrants as a liability on the condensed balance sheet and the remainder of the proceeds were allocated to the Series A Redeemable Convertible Preferred Stock. Offering costs of $901 were allocated ratably based on the allocation of proceeds; $253 was allocated to the general and administrative expenses and $648 was allocated to Series A Redeemable Convertible Preferred Stock. Offering costs were subsequently reduced by $51 in the three months ended June 30, 2024 as all offering costs were paid and allocated ratably based on the allocation of proceeds; $14 was allocated to general and administrative expenses and $37 was allocated to Series A Redeemable Convertible Preferred Stock. Series A Redeemable Convertible Preferred Stock is presented net of offering costs on the condensed balance sheet.

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

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and six months ended June 30, 2024 and 2023.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of June 30, 2024, the Company has reserved a total of 5,550 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2023	294	—
Authorized	566	100
Granted/Awarded	(629)	(8)
Cancelled/Forfeited	171	—
Balance at June 30, 2024	402	92

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

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,974	$5.31	8.0	$429
Options granted	38	$4.10
Options exercised	(4)	$2.65
Options cancelled/forfeited	(126)	$6.34
Outstanding at June 30, 2024	1,882	$5.22	7.8	$1,199

Vested and expected to vest at June 30, 2024	1,882	$5.22	7.8	$1,199
Vested and exercisable at June 30, 2024	1,251	$5.68	7.7	$605

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2024 was $2.32 and $2.37, respectively. The total fair value of options vested during the three and six months ended June 30, 2024 was approximately $466 and $1,001, respectively. Total unrecognized compensation expense of $1,647 related to stock options will be recognized over a weighted average period of 1.9 years.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes information about stock options outstanding and vested as of June 30, 2024:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	351	8.5	$2.66	122	$2.66
$3.23	422	8.9	$3.23	300	$3.23
$3.27 - $5.95	50	9.1	$4.51	7	$5.90
$6.04	409	7.5	$6.04	248	$6.04
$6.07 - $8.62	650	6.9	$7.43	574	$7.44
	1,882	7.8	$5.22	1,251	$5.68

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3 - 4.6%	3.5 - 3.9%	3.9 - 4.6%	3.5 - 4.2%
Expected term (years)	6	6	6	6
Expected volatility	59%	70%	58 - 59%	70%
Dividends	0.0%	0.0%	0.0%	0.0%

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

Performance stock units granted to certain executive officers are subject to service and performance conditions. The shares subject to the performance stock units vest over a four-year performance period. The actual number of performance stock units that will vest in each measurement period will be determined by the Compensation Committee based on the Company’s one-year trailing revenues and achievement of certain revenue thresholds. The fair value of performance stock units is based on the Company’s closing stock price on the date of grant.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	483	$3.04
Restricted stock units granted	600	$3.22
Restricted stock units vested	(149)	$3.24
Restricted stock units cancelled	(26)	$2.69
Non-vested at June 30, 2024	908	$3.14

The total fair value of restricted stock units vested during the three and six months ended June 30, 2024 was approximately $215 and $494, respectively. At June 30, 2024 there was approximately $2,247 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of June 30, 2024, the Company has reserved 564 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of June 30, 2024, 384 shares of common stock have been issued to employees participating in the 2020 ESPP and 180 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company's condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue – product	$3	$—	$5	$—
Cost of revenue – product	54	87	105	170
Cost of revenue – service	29	50	58	96
Selling, general and administrative expenses	520	1,498	1,004	2,924
Research and development expenses	77	189	163	360
Total	$683	$1,824	$1,335	$3,550

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2024	$1,312
2025	1,554
2026	609
2027	332
2028	87
2029	—
Total unrecognized stock-based compensation expense	$3,894

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at June 30, 2024 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 14. Earnings (Loss) per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(9,043)	$(8,753)	$(11,200)	$(13,025)
Weighted average number of shares of common stock	11,451	10,820	11,419	10,768
Basic and diluted net loss per share	$(0.79)	$(0.81)	$(0.98)	$(1.21)

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three and six months ended June 30, 2024 and 2023 because their effect was anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants and Series B Warrants	4,367	4,367
Restricted stock awards and units	905	800
Outstanding stock options	1,882	1,996

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	4,188	7,940	6,054
Series A Warrants	795	352	840	508
Series B Warrants	448	152	504	219
Restricted stock awards and units	320	851	286	859
Outstanding stock options	1,357	1,732	1,369	1,624
Total	10,860	7,275	10,939	9,264

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

Overview

We are a commercial-stage medical device company focused on designing, developing and marketing an advanced laser system for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our systems incorporate a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in a laser system that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes more efficiently.

Our current product portfolio includes the LENSAR Laser System, or LLS, and ALLY® Adaptive Cataract Treatment System, or ALLY System (collectively, the Systems) and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System enables cataract surgeons to complete the laser-assisted cataract surgery seamlessly in a single, sterile environment. Our ALLY System received clearance from the U.S. Food and Drug Administration (“FDA”) in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to all U.S. and European Union, or EU, cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries. In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. In addition, we have submitted the ALLY System for certification through distributors in South Korea and China for additional marketing or certification applications. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications, among other factors. Our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, India, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of June 30, 2024, consisted of approximately 60 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $12.0 million for the three months ended June 30, 2023 to $12.6 million for the three months ended June 30, 2024, representing an increase of 5%, primarily due to increased ALLY System sales and procedure volume. Our net loss was $9.0 million and $8.8 million for the three months ended June 30, 2024 and 2023, respectively. Net loss for the three months ended June 30, 2024 included a $3.7 million impairment charge on intangible assets. Our revenue increased from $20.3 million for the six months ended June 30, 2023 to $23.2 million for the six months ended June 30, 2024, representing an increase of 15%, primarily due to increased ALLY System sales and procedure volume. Our net loss was $11.2 million and $13.0 million for the six months ended June 30, 2024 and 2023, respectively. Net loss for the six months ended June 30, 2024 included a $3.7 million impairment charge on intangible assets. Our installed base of Systems is approximately 330 as of June 30, 2024.

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

Our revenues and operating expenses are also difficult to predict and depend on several factors, including the level of ongoing research and development requirements necessary to further develop and/or obtain further regulatory clearance or certification of our ALLY System, the number of Systems we manufacture, sell, and lease on an annual basis, the availability of capital and direction from regulatory agencies or notified bodies, which are difficult to predict. We may be able to control the timing and level of research and development and selling, general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and payments.

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

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our Systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our Systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our Systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our Systems. For the three and six months ended June 30, 2024, approximately 79% and 84% of our revenue was attributable to recurring sources, respectively, compared to 70% and 79% for the three and six months ended June 30, 2023, respectively.

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

Research and Development Expense

Our research and development expenses consist primarily of engineering, product development, clinical studies to develop and support our products, personnel costs, such as salaries and wages, including stock-based compensation and benefits, regulatory expenses, and other costs associated with products and technologies that are in development. Currently, our research and development expense primarily consists of costs associated with the continued development of our next generation system, the ALLY System, which combines all of the features from our LLS with a dual-pulse laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform a sterile laser-assisted cataract surgery in a single operating room or in-office surgical suite.

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

Impairment

In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. During the three months ended June 30, 2024, the Company determined that the carrying value of the intangible assets exceeded the estimated recoverable amount of $0 and recorded an impairment of intangible assets of $3.9 million. The impairment charge was offset with the write-off of contract liabilities associated with the intangible assets of $0.2 million.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities consists of the change in estimated fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model.

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the United States and over fifteen years for foreign-based expenditures, pursuant to Section 174 of the Code, or Section 174. On September 8, 2023, the Internal Revenue Service, or the IRS, issued Notice 2023-63 providing non-binding guidance regarding the capitalization and amortization of research and experimental expenditures for U.S. tax purposes that became effective in 2022. On December 22, 2023, the Treasury Department, or Treasury, and the IRS issued Rev. Proc. 2024-9, which provides procedural guidance for taxpayers to make accounting method changes to apply the provisions of Notice 2023-63. IRS and Treasury concurrently released Notice 2024-12, which modifies certain provisions of Notice 2023-63. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred, however, Section 174 has not had a material impact to the Company since its effective date. The Company will continue to review the applicability of new notices to its operations and will review any proposed legislation and regulations and adjust the estimates as necessary.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first or third quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
(Dollars in thousands)	2024	2023	Year (%)	2024	2023	Year (%)
Revenue
Product	$9,534	$9,377	2%	$16,967	$15,035	13%
Lease	1,952	1,691	15%	3,899	3,320	17%
Service	1,150	944	22%	2,358	1,909	24%
Total revenue	$12,636	$12,012	5%	$23,224	$20,264	15%
Cost of revenue (excluding intangible amortization)
Product	$3,851	$3,665	5%	$6,441	$5,964	8%
Lease	663	496	34%	1,266	990	28%
Service	1,309	1,090	20%	3,040	2,229	36%
Total cost of revenue	$5,823	$5,251	11%	$10,747	$9,183	17%

Revenue

Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023

Total revenue for the three months ended June 30, 2024 increased by $0.6 million, or 5%, compared to the three months ended June 30, 2023.

Product revenue for the three months ended June 30, 2024 increased by $0.2 million, or 2%, compared to the three months ended June 30, 2023. The increase was primarily attributable to increased procedure volume of $1.2 million offset by decreased Systems revenue of $1.0 million due to decreased LLS sales somewhat offset by increased ALLY System sales.

Service revenue for the three months ended June 30, 2024 increased by $0.2 million, or 22%, compared to the three months ended June 30, 2023. Our U.S. sales represented 72% and 69% of product and service revenue for the three months ended June 30, 2024 and 2023, respectively.

Lease revenue for the three months ended June 30, 2024 increased by $0.3 million, or 15%, compared to the three months ended June 30, 2023.

Six Months Ended June 30, 2024 compared with Six Months Ended June 30, 2023

Total revenue for the six months ended June 30, 2024 increased by $3.0 million, or 15%, compared to the six months ended June 30, 2023.

Product revenue for the six months ended June 30, 2024 increased by $1.9 million, or 13%, compared to the six months ended June 30, 2023. The increase was primarily attributable to increased procedure volume of $2.5 million offset by decreased Systems revenue of $0.6 million due to decreased LLS sales somewhat offset by increased ALLY System sales.

Service revenue for the six months ended June 30, 2024 increased by $0.4 million, or 24%, compared to the six months ended June 30, 2023. Our U.S. sales represented 71% and 69% of product and service revenue for the six months ended June 30, 2024 and 2023, respectively.

Lease revenue for the six months ended June 30, 2024 increased by $0.6 million, or 17%, compared to the six months ended June 30, 2023.

Cost of Revenue

Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023

Total cost of revenue for the three months ended June 30, 2024 increased by $0.6 million, or 11%, compared to the three months ended June 30, 2023.

Cost of product revenue for the three months ended June 30, 2024 increased by $0.2 million, or 5%, compared to the three months ended June 30, 2023. The increased cost of product revenue was attributable to increased Systems sales, which have a lower gross margin than procedure licenses, as well as the full costing of raw materials for ALLY Systems as all raw materials previously charged to research and development expenses have been utilized in production.

Cost of service revenue for the three months ended June 30, 2024 increased by $0.2 million, or 20%, compared to the three months ended June 30, 2023, primarily due to the increased number of Systems placements.

Cost of lease revenue for the three months ended June 30, 2024 increased by $0.2 million, or 34%, compared to three months ended June 30, 2023.

Six Months Ended June 30, 2024 compared with Six Months Ended June 30, 2023

Total cost of revenue for the six months ended June 30, 2024 increased by $1.6 million, or 17%, compared to the six months ended June 30, 2023.

Cost of product revenue for the six months ended June 30, 2024 increased by $0.5 million, or 8%, compared to the six months ended June 30, 2023. The increased cost of product revenue was attributable to increased Systems sales, which have a lower gross margin than procedure licenses, as well as the full costing of raw materials for ALLY Systems as all raw materials previously charged to research and development expenses have been utilized in production.

Cost of service revenue for the six months ended June 30, 2024 increased by $0.8 million, or 36%, compared to the six months ended June 30, 2023.

Cost of lease revenue for the six months ended June 30, 2024 increased by $0.3 million, or 28%, compared to the six months ended June 30, 2023.

Operating Expenses

Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2024 decreased by $1.1 million, or 14%, compared to the three months ended June 30, 2023. The decrease was primarily due to decreased general and administrative expenses offset by an increase in selling and marketing expenses. General and administrative expenses decreased largely due to restricted stock awards associated with the spin-off becoming fully vested. We expect selling, general and administrative expense to increase from current levels as we continue to expand our commercial infrastructure and further commercialize the ALLY System.

Research and Development. Research and development expenses for the three months ended June 30, 2024 decreased by $0.2 million, or 10%, compared to three months ended June 30, 2023.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended June 30, 2024, consistent with the three months ended June 30, 2023.

Impairment of Intangible Assets. In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. During the three months ended June 30, 2024, the Company determined that the carrying value of the intangible assets exceeded the estimated recoverable amount of $0 and recorded an impairment of intangible assets of $3.9 million. The impairment charge was offset with the write-off of contract liabilities associated with the intangible assets of $0.2 million.

Six Months Ended June 30, 2024 compared with Six Months Ended June 30, 2023

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2024 decreased by $1.0 million, or 7%, compared to the six months ended June 30, 2023. The decrease was primarily due to restricted stock awards associated with the spin-off becoming fully vested. We expect selling, general and administrative expense to increase from current levels as we continue to expand our commercial infrastructure and commercialize the ALLY System.

Research and Development. Research and development expenses for the six months ended June 30, 2024 decreased by $0.4 million, or 11%, compared to six months ended June 30, 2023.

Amortization of Intangible Assets. Amortization of intangible assets was $0.5 million for the six months ended June 30, 2024, consistent with the six months ended June 30, 2023.

Impairment of Intangible Assets. In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. During the three months ended June 30, 2024, the Company determined that the carrying value of the intangible assets exceeded the estimated recoverable amount of $0 and recorded an impairment of intangible assets of $3.9 million. The impairment charge was offset with the write-off of contract liabilities associated with the intangible assets of $0.2 million.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended June 30, 2024 were $3.8 million as compared to $5.9 million for the three months ended June 30, 2023. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-operating income and expenses, net for the six months ended June 30, 2024 were $3.1 million as compared to $5.8 million for the six months ended June 30, 2023. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net loss	$(9,043)	$(8,753)	$(11,200)	$(13,025)
Less: Interest income	(160)	(111)	(358)	(200)
Add: Depreciation expense	666	580	1,313	1,158
Add: Amortization expense	232	275	506	551
EBITDA	(8,305)	(8,009)	(9,739)	(11,516)
Add: Stock-based compensation expense	683	1,824	1,335	3,550
Add: Change in fair value of warrant liabilities	3,923	5,997	3,428	5,997
Add: Impairment of intangible assets	3,729	—	3,729	—
Adjusted EBITDA	$30	$(188)	$(1,247)	$(1,969)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities and impairment of intangible assets, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges and impairment of intangible assets is a non-cash charge that is not indicative of our core operating results. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2024 and 2023, we had net losses of $11.2 million and $13.0 million, respectively, and as of June 30, 2024, we had an accumulated deficit of $123.1 million. The change in fair value of warrant liabilities decreased net loss by $3.4 million in the six months ended June 30, 2024, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. We expect to continue to incur losses and operating cash outflows for the near-term future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future.

In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. The ALLY System has received regulatory approval in the United States, EU, India, Taiwan, as well as certain other countries. In addition, we have submitted the ALLY System for certification through distributors in South Korea and China for additional marketing or certification applications. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of June 30, 2024, we expect our current cash, cash equivalents, and investments, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams, as well as increasing our fleet of equipment under lease. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the commercialization of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of global macroeconomic conditions and supply chain issues on our business; and the timing, scope and magnitude of our commercial and development activities.

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

Our material contractual obligations and commercial commitments at June 30, 2024 primarily consist of $2.0 million in operating lease liabilities for our facility lease and $2.2 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next nine months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described.

The Company previously filed a shelf registration statement on Form S-3 (No. 333-255136), or the Registration Statement, which provided for the Company’s offering of its securities in an amount of up to $100.0 million in the aggregate, and previously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market”, or ATM, offerings under the Registration Statement. No shares were sold under the ATM during the quarters ended June 30, 2024 and 2023, and the Registration Statement ceased to be effective in April 2024.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(9,085)	$(8,840)
Net cash used in investing activities	(3,248)	(189)
Net cash (used in) provided by financing activities	(1)	19,821
Net (decrease) increase in cash and cash equivalents	$(12,334)	$10,792

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $9.1 million, consisting primarily of a net loss of $11.2 million and a decrease in net operating assets of $8.5 million, partially offset by non-cash charges of $10.6 million. The decrease in net operating assets was primarily due to changes in accounts receivable, inventories, and accrued liabilities. Non-cash charges primarily consisted of impairment of intangible assets, depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

Net cash used in operating activities for the six months ended June 30, 2023 was $8.8 million, consisting primarily of a net loss of $13.0 million and an increase in net operating assets of $7.3 million and non-cash charges of $11.5 million. The increase in net operating assets was primarily due to changes in notes receivables and inventories offset by changes in accounts receivable. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $3.2 million, consisting primarily of the purchase of investments, offset by investment maturities. Investing activities for the six months ended June 30, 2023 were immaterial.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was not significant.

Net cash provided by financing activities for the six months ended June 30, 2023 was $19.8 million, primarily due to the net proceeds from issuance of Series A Redeemable Convertible Preferred Stock and Warrants of $19.7 million.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan and 2024 Employment Inducement Incentive Award Plan provide for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. During 2022, 2023 and the six months ended June 30, 2024, we granted stock options, restricted stock units and performance stock units to directors, employees and non-employees. We intend to grant stock options. restricted stock units and performance stock units as part of our overall compensation package to directors, employees, and non-employees.

At June 30, 2024, there was approximately $2.2 million and $1.6 million of total unrecognized compensation expense related to restricted stock units and performance stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 2.2 years and 1.9 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2024	$1,312
2025	1,554
2026	609
2027	332
2028	87
Total unrecognized stock-based compensation expense	$3,894

The amounts included in this table are based on restricted stock awards, restricted stock units, performance stock units and stock options outstanding at June 30, 2024 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended June 30, 2024, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $15.4 million as of June 30, 2024. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of June 30, 2024.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of June 30, 2024, no customers accounted for more than 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint (“Amended Complaint”) against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-JLH (D. Del.). Plaintiffs allege that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and assert claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023, or the Proxy, in connection with the Private Placement. On August 18, 2023, the parties filed a joint stipulation extending Defendants’ time to respond to the complaint. On December 12, 2023, the Court appointed Ryan Schaper and Christopher P. Bolster as Lead Plaintiffs. On December 22, 2023, the parties filed a joint stipulation providing that Lead Plaintiffs will file a second amended complaint or designate the Amended Complaint as operative on or before January 12, 2024. On January 12, 2024, Lead Plaintiffs filed a Verified Second Amended Class Action Complaint (“Second Amended Complaint”). The Second Amended Complaint alleges that the Proxy failed to disclose details about North Run, discussion with stockholders regarding possible financing alternatives, LENSAR’s internal budget, the basis for the Board’s recommendation on the vote, potential costs to LENSAR if shareholders voted against the proposal, and purported conflicts of interest. Defendants filed a motion to dismiss on February 26, 2024. The parties completed briefing on the motion to dismiss in May 2024.

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

For the years ended December 31, 2022 and 2023, we had net losses of $19.9 million and $14.4 million, respectively, and for the six months ended June 30, 2023 and 2024, we had net losses of $8.8 million and $9.0 million, respectively. As of June 30, 2024, we had an accumulated deficit of $123.1 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration (“FDA”) and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue from the sale or lease of our Systems as well as the associated procedure licenses and sale of consumables used in each procedure involving our Systems. The commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue from the sale or lease of our Systems and the associated procedure licenses and consumables used in each procedure involving our Systems, and expect that this will account for a majority of our revenue in the foreseeable future. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. The ALLY System has also received regulatory approval in the European Union, or EU, India, Taiwan, as well as certain other countries. In addition, we have submitted the ALLY System for certification through distributors in South Korea and China for additional marketing or certification applications. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives regulatory clearance or certifications in other regions outside the United States and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems.

Our ability to maintain our market share, execute our growth strategy, achieve commercial success and become profitable will depend upon the adoption and continued acceptance of our LLS and ALLY System by surgeons, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers, or ASCs. Our systems are currently used in advanced cataract procedures for which surgeon reimbursement continues to decline and patients pay a significant portion of the cost of the procedure. We cannot predict the extent to which patients will continue to seek out these types of procedures. Further, we cannot predict if cataract surgeons will continue to use our LLS or how quickly cataract surgeons will accept the ALLY System, or any planned or future products we introduce, and, if accepted, how frequently any such products will be used. Our current products may not maintain, and our ALLY System or any planned or future products we may develop or market may never gain, broad market acceptance among cataract surgeons and the medical community for the procedures in which they are designed to be used. Our ability to maintain and increase market acceptance of our products depends on a number of factors, including:

•
our ability to provide visual outcomes and economic data that show the safety, efficacy, cost effectiveness and other patient benefits from use of our Systems or other future products;
•
acceptance by cataract surgeons and others in the medical community of our Systems;
•
the potential and perceived advantages and disadvantages of our Systems as compared to competing products;
•
the willingness of patients to pay out-of-pocket for procedures in which our Systems or other future products is used but for which limited reimbursement by third-party payors, including government authorities, is available;
•
the effectiveness of our sales and marketing efforts, and of those of our international distributors;
•
the prevalence and severity of any complications associated with using our Systems;
•
the ease of use, reliability and convenience of our Systems relative to competing products;
•
competitive response and negative selling efforts from providers of competing products;
•
quality of outcomes for patients in procedures in which surgeons use our Systems;
•
the results of clinical trials and post-market clinical studies relating to the use of our Systems;

•
the technical leadership of our research and development teams;
•
the absence of third party blocking intellectual property;
•
our ability to introduce our products to the market with speed and on time with our projected timelines;
•
pricing pressure, including from larger, well-capitalized and product-diverse competitors, corporate-owned ASCs, group purchasing organizations, and government payors; and
•
the availability of coverage and adequate reimbursement for procedures using our Systems or other future products from third-party payors, including government authorities.

Failure to maintain or increase market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

Our growth depends on our ability to gain regulatory clearances and certifications, as well as our ability to meet production goals for our ALLY System.

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the laser-assisted cataract surgery seamlessly in a single, sterile environment. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries. In addition, we have submitted the ALLY System for certification through distributors in South Korea and China for additional marketing or certification applications. In addition, our ability to meet production goals can also be impacted by supply chain interruptions. Our ability to place Systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock. If we experience further supply chain constraints, we may be unable to deliver ALLY Systems as planned.

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

Payment for a standard cataract procedure is typically covered by Medicare, private insurance or other third-party payors. However, a cataract patient seeking a greater and more versatile visual outcome may desire an advanced cataract procedure involving a laser system such as ours. The patient is typically responsible for the additional costs associated with the use of these premium technologies in the physician’s practice, hospital outpatient surgical facilities, in-office surgical suites and ambulatory surgery centers. Due to this additional cost, patients may not elect to have such a procedure and our business may not grow as anticipated. Our future success depends in part upon patients achieving better visual outcomes from procedures using our Systems, or procedures involving similar laser systems that meets their expectations. If patients are not adequately satisfied with the results of such procedures, they or their surgeons may be less willing to recommend these procedures to other patients.

Additionally, weak or uncertain economic conditions may cause individuals to be less willing to pay for advanced cataract procedures. Although we anticipate use of our ALLY System in certain aspects of the standard cataract procedure will be covered by or reimbursable through government or other third-party payors, our current LLS procedures are not covered by or reimbursable through government or other third-party payors. A decline in economic conditions in the United States or in international markets could result in a decline in demand for the procedures in which our Systems are used and could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the six months ended June 30, 2024, one customer accounted for 12% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 51.6% of our total outstanding shares of common stock based on our shares outstanding as of June 30, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

We have historically sold and leased a significant portion of our LLS outside of the United States through a network of independent distributors and intend to increase our international presence in Germany, China, India, and South Korea, as well as other international markets, including through sales and leases of our ALLY System once regulatory clearance in these regions has been obtained. Our international business operations are subject to a number of risks, including:

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our Systems is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In connection with the commercial launch of the ALLY System, we have modified our manufacturing operations from producing the LLS to the ALLY System. We could underestimate the worldwide demand for the ALLY System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results.

Failure to secure adequate coverage or reimbursement by government or other third-party payors for certain procedures using our ALLY System or our other future products, or changes in current coverage or reimbursement, could materially impact our revenue and future growth.

Adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs, for certain procedures using our ALLY System or other products we may develop in the future, if approved, is central to the acceptance and adoption of these products. Hospitals, healthcare facilities, physicians and other healthcare providers that may purchase and use our ALLY System generally rely on third-party payors to pay for a part of the costs and fees associated with certain procedures using our ALLY System. If third-party payors reduce their levels of payment, if our costs of production increase faster than increases in reimbursement levels or if third-party payors deny reimbursement for procedures using our ALLY System, our ALLY System may not be adopted or accepted by hospitals, healthcare facilities, physicians or other healthcare providers and the prices paid for a procedure using our ALLY System may decline, which could have a material adverse effect on our business, financial condition or results of operations.

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
adoption of our LLS and ALLY Systems;
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
•
the need to hire, train and manage additional qualified personnel; and
•
transitioning manufacturing from our LLS to our ALLY System.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Any significant information technology system failure, accident or security breach could cause interruptions in our operations, result in damage to our reputation, the loss or misappropriation of Confidential Information, result in key personnel being unable to perform duties or communicate throughout the organization, significant costs associated with the investigation, data restoration and remediation, and potential notification of the breach to third-parties, including counter-parties and data subjects, and have other adverse impacts on our business. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and if made against us could lead to significant interruptions in our operations, loss of Confidential Information and income, reputational loss, diversion of funds, and may also result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, if our network were compromised, it could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in regulatory investigations and enforcement actions, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

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

The GDPR imposes comprehensive compliance obligations regarding our processing of personal data of individuals within the European Economic Area, or EEA, or in the context of our activities within the EEA, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses, or SSCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.

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

We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws.

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

We carry a significant amount of intangible assets on our balance sheet, partially due to the value of the LENSAR brand name, but also intangible assets associated with our technologies, acquired research and development, currently marketed products, and marketing know-how. As a result, we have incurred and may incur significant impairment charges if the fair value of the intangible assets would be less than their carrying value on our balance sheet at any point in time.

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

In the United States, we have obtained clearance of our Systems through the 510(k) clearance process. Any modification to these Systems that has not been previously cleared may require us to submit a new 510(k) premarket notification and obtain clearance, or submit a PMA and obtain FDA approval, prior to implementing the change. Specifically, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make modifications or add additional features to our products in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the laser-assisted procedure seamlessly in a single, sterile environment. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries. In addition, we have submitted the ALLY System for certification through distributors in South Korea and China for additional marketing or certification applications.

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

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. The aforementioned EU rules are generally applicable in the EEA which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and these three countries.

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

The misuse or off-label use of our LLS or ALLY System may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our Systems are ophthalmic surgical lasers indicated for the creation of anterior capsulotomies, use in patients undergoing surgery requiring laser-assisted fragmentation of the cataractous lens, and for creating cuts/incisions in the cornea. We train our marketing personnel and direct sales force to not promote our devices for uses outside of the FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our devices off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. Furthermore, the use of our devices for indications other than those approved by the FDA or a foreign regulatory authority or certified by a notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Enacted and future healthcare legislation may increase the difficulty and cost for us to commercialize our ALLY System or other products we may develop in the future and may affect the prices we may set.

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

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures and could seriously harm our business.

For EU states, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

We own numerous issued patents and pending patent applications. As of June 30, 2024, we owned approximately 62 U.S. patents, 30 pending U.S. patent applications, 166 issued foreign patents, and 77 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell or export our products or to use our technologies or product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming and costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 51.6% of our total outstanding shares of common stock based on our shares outstanding as of June 30, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

North Run Capital, LP, or North Run, and its affiliates held 46.5% of the voting power of our capital stock based on shares outstanding as of June 30, 2024, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

In addition, the stock market in general, and the market for medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This could limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities, and suits have been initiated against us to date. For example, on August 14, 2023, two stockholders filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-JLH (D. Del.), alleging violations of Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, and asserting claims challenging the adequacy of disclosures in the definitive proxy statement filed with the SEC on June 20, 2023. Plaintiffs filed a Verified Second Amended Class Action Complaint on January 12, 2024, alleging substantially the same claims. This type of litigation could result in very substantial costs, divert our management’s attention and resources, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, we had net operating loss, or NOL, carryforwards of $32.5 million for federal income tax purposes and $22.6 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOL carryforwards are not subject to expiration, but may generally only be used to offset 80% of future taxable income in a given year. Our state NOL carryforwards begin to expire in 2028. Our state NOL carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income.

Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. We completed an ownership change analysis pursuant to Section 382 of the Code through our taxable year ended December 31, 2023, and determined we experienced an ownership change on May 18, 2023 in connection with the Private Placement of Series A Redeemable Convertible Preferred Stock. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or income taxes is limited as a result of such ownership change. However, we may have experienced additional ownership changes since December 31, 2023, and we may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we have undergone additional ownership changes, or if we undergo ownership changes in the future, our ability to use our NOL carryforwards could be further limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Second Amended and Restated Bylaws of LENSAR, Inc.	Form 10-K	001-39473	3.2	3/12/2021

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	5/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

4.3	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	5/18/2023

4.4	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	5/18/2023

10.1	Non-Employee Director Compensation Program, as amended	Form 10-Q	001-39473	10.1	5/9/2024

10.2	Form of Performance Stock Unit Agreement pursuant to 2020 Incentive Award Plan	Form 10-Q	001-39473	10.2	5/9/2024

10.3	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	Form 10-Q	001-39473	10.3	5/9/2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+ Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: August 8, 2024	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2024		/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)