Form 10-Q
period 2024-09-30
LENSAR, Inc.
filed 2024-11-07
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 11,614,807 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from macroeconomic conditions; the timing of and our ability to obtain and maintain regulatory approvals and certifications; our expectations about our ability to successfully commercialize and further develop our next generation system, the ALLY Robotic Cataract Laser System™ (“ALLY System”), and the timing thereof; the ALLY System's performance and market impact; the sufficiency of our cash and cash equivalents; industry trends and conditions impacting various markets in which we operate; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

We own or have registered rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including LENSAR, the LENSAR logo, Streamline, IntelliAxis, IntelliAxis Refractive Capsulorhexis, ALLY, Intelligent Incisions, Augmented Reality, ALLY Robotic Cataract Laser System, and the ALLY Robotic Cataract Laser System logo, Robotic Laser Cataract Surgery, and the Robotic Laser Cataract Surgery logo, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

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
•
We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products, or modifications to our current products, and failure to timely obtain additional clearances, certifications or approvals for our ALLY System and future products or modifications to our current products would adversely affect our ability to grow our business.
•
Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Product	$10,578	$7,156	$27,545	$22,191
Lease	1,724	1,524	5,623	4,844
Service	1,237	1,115	3,595	3,024
Total revenue	13,539	9,795	36,763	30,059
Cost of revenue (exclusive of amortization)
Product	4,473	2,933	10,914	8,897
Lease	790	524	2,056	1,514
Service	2,010	1,461	5,050	3,690
Total cost of revenue	7,273	4,918	18,020	14,101
Operating expenses
Selling, general and administrative expenses	6,077	5,117	19,657	19,726
Research and development expenses	1,202	1,527	3,994	4,676
Amortization of intangible assets	232	273	738	824
Impairment of intangible assets	—	—	3,729	—
Operating loss	(1,245)	(2,040)	(9,375)	(9,268)
Other (expense) income
Change in fair value of warrant liabilities	(410)	4,343	(3,838)	(1,654)
Other income, net	153	265	511	465
Net (loss) income	(1,502)	2,568	(12,702)	(10,457)
Other comprehensive (loss) income
Change in unrealized loss on investments	21	—	11	—
Net (loss) income and comprehensive (loss) income	$(1,481)	$2,568	$(12,691)	$(10,457)
Net (loss) earnings per common share:
Basic	$(0.13)	$0.13	$(1.11)	$(0.96)
Diluted	$(0.13)	$(0.23)	$(1.11)	$(0.96)
Weighted-average number of common shares used in calculation of net (loss) earnings per share:
Basic	11,604	11,102	11,481	10,881
Diluted	11,604	11,956	11,481	10,881

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,442	$20,621
Short-term investments	7,638	3,443
Accounts receivable, net of allowance of $39 and $62, respectively	4,373	4,001
Notes receivable, net of allowance of $7 and $7, respectively	352	323
Inventories	14,892	15,689
Prepaid and other current assets	1,705	2,367
Total current assets	39,402	46,444
Property and equipment, net	677	679
Equipment under lease, net	12,303	7,459
Long-term investments	494	492
Notes and other receivables, long-term, net of allowance of $20 and $26, respectively	952	1,279
Intangible assets, net	6,344	11,025
Other assets	1,847	2,207
Total assets	$62,019	$69,585
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$3,867	$4,007
Accrued liabilities	5,800	5,717
Deferred revenue	1,437	1,349
Operating lease liabilities	574	559
Total current liabilities	11,678	11,632
Long-term operating lease liabilities	1,319	1,750
Warrant liabilities	12,295	8,457
Other long-term liabilities	205	570
Total liabilities	25,497	22,409
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at September 30, 2024 and December 31, 2023; 20 shares issued and outstanding at September 30, 2024 and December 31, 2023; aggregate liquidation preference of $20,000 at September 30, 2024 and December 31, 2023	13,784	13,747
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at September 30, 2024 and December 31, 2023; 11,612 and 11,327 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	116	113
Additional paid-in capital	147,200	145,203
Accumulated other comprehensive income	15	4
Accumulated deficit	(124,593)	(111,891)
Total stockholders’ equity	22,738	33,429
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$62,019	$69,585

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(12,702)	$(10,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,087	1,767
Amortization of intangible assets	738	824
Impairment of intangible assets	3,729	—
Non-cash operating lease cost	404	400
Provision for expected credit losses	(5)	(4)
Write-down of inventory	134	66
Stock-based compensation expense	2,003	4,723
Change in fair value of warrant liabilities	3,838	1,654
Amortization on investments, net	(185)	—
Changes in operating assets and liabilities:
Accounts receivable	(374)	2,212
Notes receivable	305	(769)
Prepaid and other current assets	660	(1,069)
Inventories	(6,113)	(7,940)
Accounts payable	(139)	(1,489)
Accrued liabilities	212	626
Deferred revenue	(61)	611
Operating lease liabilities	(416)	(402)
Other	(47)	68
Net cash used in operating activities	(5,932)	(9,179)
Cash flows from investing activities
Purchase of property and equipment	(153)	(191)
Purchase of investments	(10,245)	—
Investment maturities	6,245	—
Net cash used in investing activities	(4,153)	(191)
Cash flows from financing activities
Proceeds from issuance of common stock through option exercises	21	—
Proceeds from issuance of common stock under employee stock purchase plan	170	181
Net settlement of stock-based compensation awards	(187)	(52)
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	13,882
Proceeds from issuance of warrants	—	5,605
Payment of accrued offering costs allocable to preferred stock	(98)	—
Net cash (used in) provided by financing activities	(94)	19,616
Net (decrease) increase in cash and cash equivalents	(10,179)	10,246
Cash and cash equivalents at beginning of the period	20,621	14,674
Cash and cash equivalents at end of the period	$10,442	$24,920

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Cash paid for taxes	$22	$18

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$6,775	$2,879
Transfer from (to) Inventories to (from) Property and equipment, net	$—	$(746)
Accrued offering costs	$37	$(135)

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Series A						Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2023	20	$13,747	11,327	$113	$145,203	$(111,891)	$4	$33,429
Exercise of stock options under the Incentive Plans	—	—	2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	66	1	(90)	—	—	(89)
Stock-based compensation under the Incentive Plans	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	(2,157)	—	(2,157)
Change in unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	20	13,747	11,395	114	145,770	(114,048)	(1)	31,835
Exercise of stock options under the Incentive Plans	—	—	2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	67	1	(1)	—	—	—
Issuance of common stock under the 2020 ESPP	—	—	80	—	170	—	—	170
Stock-based compensation under the Incentive Plans	—	—	—	—	683	—	—	683
Series A Redeemable Convertible Preferred Stock offering costs accrual release	—	37	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,043)	—	(9,043)
Change in unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2024	20	13,784	11,544	115	146,627	(123,091)	(6)	23,645
Exercise of stock options under the Incentive Plans	—	—	5	—	11	—	—	11
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	63	1	(106)	—	—	(105)
Stock-based compensation under the Incentive Plans	—	—	—	—	668	—	—	668
Net loss	—	—	—	—	—	(1,502)	—	(1,502)
Change in unrealized gain on investments	—	—	—	—	—	—	21	21
Balance as of September 30, 2024	20	$13,784	11,612	$116	$147,200	$(124,593)	$15	$22,738

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, continued

(Unaudited)

(In thousands)

	Series A						Accumulated
	Redeemable Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2022	—	$—	11,093	$111	$139,381	$(97,508)	$—	$41,984
Stock-based compensation	—	—	—	—	1,726	—	—	1,726
Issuance of common stock under the 2020 Plan, net of forfeitures	—	—	15	—	—	—	—	—
Restricted stock awards cancelled	—	—	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	(4,272)	—	(4,272)
Balance at March 31, 2023	—	—	11,103	111	141,107	(101,780)	—	39,438
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $649	20	13,747	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,824	—	—	1,824
Issuance of common stock under the 2020 ESPP	—	—	71	1	180	—	—	181
Issuance of common stock under the 2020 Plan	—	—	26	—	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—	—
Net loss	—	—	—	—	—	(8,753)	—	(8,753)
Balance as of June 30, 2023	20	13,747	11,199	112	143,111	(110,533)	$—	$32,690
Stock-based compensation	—	—	—	—	1,173	—	—	1,173
Issuance of common stock under the 2020 Plan, net of forfeitures	—	—	47	—	(48)	—	—	(48)
Net income	—	—	—	—	—	2,568	—	2,568
Balance as of September 30, 2023	20	$13,747	11,246	$112	$144,236	$(107,965)	$—	$36,383

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s LENSAR Laser System (“LLS”) and ALLY Robotic Cataract Laser System™ (“ALLY System”) (collectively the “Systems”), which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its ALLY System as a compact, highly ergonomic system utilizing an extremely fast dual-modality laser and integrating artificial intelligence (“AI”) into proprietary imaging and software. The ALLY System is designed to transform premium cataract surgery by utilizing LENSAR’s advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. The Company executed a controlled and targeted initial launch of the ALLY System beginning in August 2022 in the United States. The ALLY System is available to U.S. and European Union cataract surgeons and has also received regulatory clearance in India, Taiwan, and certain other countries. In addition, the Company has submitted the ALLY System for certification through distributors in South Korea and China for additional marketing or certification applications.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of September 30, 2024, had an accumulated deficit of $124,593. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash and cash equivalents on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to continue to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the Company’s annual audited financial statements and the related notes thereto for the fiscal year ended December 31, 2023, included in the Annual Report on Form 10-K (the “Annual Report”) as filed with the SEC on March 4, 2024.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and nine months ended September 30, 2024 and 2023 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. During the second quarter of 2023, the Company experienced a change in control event resulting from the Private Placement of Series A Redeemable Convertible Preferred Stock, triggering the application of Section 382 of the Code. Refer to Note 11, Redeemable Convertible Preferred Stock, for more details related to the Private Placement. The Company has not completed an analysis to determine whether any additional limitations have been triggered under Sections 382 and 383 of the Code as of September 30, 2024. The Company computed and applied limitations of tax deductions in the income tax provision computation for the year ended December 31, 2023; however, these limitations do not have a material impact on the financial statements.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$6,087	$5,743	$19,776	$17,112
South Korea	145	9	727	34
Europe	3,543	934	6,627	4,455
Asia (excluding South Korea)	1,977	1,104	3,849	2,940
Other	63	481	161	674
Total[1]	$11,815	$8,271	$31,140	$25,215

1 The table above does not include lease revenue of $1,724 and $1,524 for the three months ended September 30, 2024 and 2023, respectively, and $5,623 and $4,844 for the nine months ended September 30, 2024 and 2023, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of September 30, 2024	As of December 31, 2023
Accounts receivable, current	Accounts receivable, net	$4,373	$4,001
Notes receivable, current	Notes receivable, net	$352	$323
Notes receivable, long-term	Notes and other receivables, long-term, net	$952	$1,279
Contract asset, current	Prepaid and other current assets	$593	$982
Deferred revenue, current	Deferred revenue	$1,437	$1,349
Deferred revenue, non-current	Other long-term liabilities	$202	$350
Contract liability, long-term	Other long-term liabilities	$—	$220

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

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2023	$62
Change in provision for credit losses	(23)
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2024	$39

Accounts receivable, allowance for credit losses as of December 31, 2022	$56
Change in provision for credit losses	(20)
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2023	$36

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended September 30, 2024 and 2023 of $25 and $19, respectively, and during the nine months ended September 30, 2024 and 2023 of $80 and $51, respectively, in other income, net in the statement of operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2023	$33
Change in provision for credit losses	(6)
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2024	$27

Notes receivable, allowance for credit losses as of December 31, 2022	$13
Change in provision for credit losses	15
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2023	$28

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2023	$982
Contract assets recognized	837
Payments received	(1,141)
Write-off due to contract modification	(85)
Contract assets as of September 30, 2024	$593

Contract assets as of December 31, 2022	$332
Contract assets recognized	1,052
Payments received	(350)
Write-off due to contract modification	(146)
Contract assets as of September 30, 2023	$888

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2023	$1,919
Billings not yet recognized as revenue	1,192
Beginning deferred revenue and contract liabilities recognized as revenue	(1,258)
Impairment[1]	(214)
Deferred revenue and contract liabilities as of September 30, 2024	$1,639

Deferred revenue and contract liabilities as of December 31, 2022	$935
Billings not yet recognized as revenue	1,497
Beginning deferred revenue and contract liabilities recognized as revenue	(814)
Deferred revenue and contract liabilities as of September 30, 2023	$1,618
1.
The Company wrote off certain contract liabilities associated with intangible assets that were determined to be impaired during the three months ended June 30, 2024. Refer to Note 7, Intangible Assets.

Transaction Price Allocated to Future Performance Obligations

At September 30, 2024, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $31,876. The Company expects to satisfy its remaining performance obligations by December 31, 2029, with $2,602 to be satisfied by December 31, 2024, $9,590 to be satisfied by December 31, 2025, $7,051 to be satisfied by December 31, 2026, $6,101 to be satisfied by December 31, 2027, $4,199 to be satisfied by December 31, 2028, $2,333 to be satisfied by December 31, 2029. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$4,541	$—	$—	$4,541
U.S. treasury bills	4,673	—	—	4,673
Certificates of deposit	984	—	—	984
U.S. government securities	2,475	—	—	2,475
Total assets	$12,673	$—	$—	$12,673

Liabilities
Warrant derivative liabilities	$—	$—	$12,295	$12,295
Total liabilities	$—	$—	$12,295	$12,295

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	5,942	—	—	5,942
Certificates of deposit	983	—	—	983
Total assets	$18,096	$—	$—	$18,096

Liabilities
Warrant derivative liabilities	$—	$—	$8,457	$8,457
Total liabilities	$—	$—	$8,457	$8,457

There were no transfers between fair value hierarchy levels during three and nine months ended September 30, 2024 and 2023.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$4,541	$—	$—	$4,541
Short-term investments
U.S. treasury bills	4,666	7	—	4,673
Certificates of deposit	490	—	—	490
U.S. government securities	2,471	4	—	2,475
Long-term investments
Certificates of deposit	490	4	—	494
Total	$12,658	$15	$—	$12,673

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	2,989	1	—	2,990
Short-term investments
U.S. treasury bills	2,952	—	—	2,952
Certificates of deposit	490	1	—	491
Long-term investments
Certificates of deposit	490	2	—	492
Total	$18,092	$4	$—	$18,096

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended September 30, 2024 is set forth below:

	Fair Value at December 31, 2023	Change in Fair Value	Fair Value at September 30, 2024
Series A Warrant	$4,462	$1,971	$6,433
Series B Warrant	3,995	1,867	5,862
Total warrant liabilities	$8,457	$3,838	$12,295

Note 5. Inventories

Inventory balances were as follows:

	As of September 30, 2024	As of December 31, 2023
Finished Goods	$5,150	$4,936
Work-in-process	2,546	2,395
Raw Materials	7,196	8,358
Total	$14,892	$15,689

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 6. Leases

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to six years. Lease revenue for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease revenue	$1,724	$1,524	$5,623	$4,844

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of September 30, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,599)	$—	$1,693	$4,292	$(2,360)	$1,932
Acquired technology [1,3,4,5]	13,900	(5,306)	(3,943)	4,651	13,900	(4,807)	9,093
Acquired trademarks [1]	570	(570)	—	—	570	(570)	—
	$18,762	$(8,475)	$(3,943)	$6,344	$18,762	$(7,737)	$11,025
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

Amortization expense for three months ended September 30, 2024 and 2023 was $232 and $273, respectively, and for the nine months ended September 30, 2024 and 2023 was $738 and $824, respectively.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Based on the intangible assets recorded at September 30, 2024, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2024	$232
2025	921
2026	911
2027	902
2028	695
2029	690
Thereafter	1,993
Total remaining estimated amortization expense	$6,344

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2024	As of December 31, 2023
Compensation	$3,970	$3,974
Professional services	687	419
Warranty	400	324
Accrued offering costs	—	188
Other	743	812
Total	$5,800	$5,717

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.6%	3.8%
Expected term (years)	3.6	4.4
Expected volatility	61%	55%
Dividends	0.0%	0.0%

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

Note 10. Commitments and Contingencies

Purchase Obligation

LENSAR is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit LENSAR to a minimum purchase obligation of approximately $9,296 over the next 18 months. LENSAR expects to meet these requirements.

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. During the quarter ended September 30, 2023, the Company received a majority of the ERC. As such, the Company recorded $1,368 as a reduction of selling, general and administrative expenses, which represents the ERC net of professional fees in the quarter ended September 30, 2023. During the three and nine months ended September 30, 2024, no amounts were recorded related to the ERC.

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

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and nine months ended September 30, 2024 and 2023.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of September 30, 2024, the Company has reserved a total of 5,550 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2023	294	—
Authorized	566	100
Granted/Awarded	(630)	(14)
Cancelled/Forfeited	218	1
Balance at September 30, 2024	448	87

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

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,974	$5.31	8.0	$429
Options granted	45	$4.19
Options exercised	(8)	$2.65
Options cancelled/forfeited	(144)	$6.24
Outstanding at September 30, 2024	1,867	$5.22	7.6	$1,246

Vested and expected to vest at September 30, 2024	1,867	$5.22	7.6	$1,246
Vested and exercisable at September 30, 2024	1,326	$5.64	7.4	$694

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2024 was $2.79 and $2.44, respectively. The total fair value of options vested during the three and nine months ended September 30, 2024 was approximately $272 and $1,269, respectively. Total unrecognized compensation expense of $1,360 related to stock options will be recognized over a weighted average period of 1.7 years.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes information about stock options outstanding and vested as of September 30, 2024:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	342	8.2	$2.66	139	$2.66
$3.23	422	8.7	$3.23	316	$3.23
$3.27 - $5.95	52	8.2	$4.43	8	$5.63
$6.04	405	7.3	$6.04	270	$6.04
$6.07 - $8.62	646	6.7	$7.43	593	$7.44
	1,867	7.6	$5.22	1,326	$5.64

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.7 - 4.4%	4.1 - 4.3%	3.7 - 4.6%	3.5 - 4.3%
Expected term (years)	6	6	6	6
Expected volatility	59 - 61%	57 - 70%	58 - 61%	57 - 70%
Dividends	0.0%	0.0%	0.0%	0.0%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	483	$3.04
Restricted stock units granted	600	$3.22
Restricted stock units vested	(240)	$3.03
Restricted stock units cancelled	(34)	$2.73
Non-vested at September 30, 2024	809	$3.19

The total fair value of restricted stock units vested during the three and nine months ended September 30, 2024 was approximately $234 and $728, respectively. At September 30, 2024 there was approximately $1,862 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of September 30, 2024, the Company has reserved 564 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of September 30, 2024, 384 shares of common stock have been issued to employees participating in the 2020 ESPP and 180 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company's condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue – product	$2	$5	$7	$5
Cost of revenue – product	54	64	159	234
Cost of revenue – service	35	38	93	134
Selling, general and administrative expenses	493	943	1,497	3,867
Research and development expenses	84	123	247	483
Total	$668	$1,173	$2,003	$4,723

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2024	$656
2025	1,540
2026	605
2027	333
2028	88
Thereafter	—
Total unrecognized stock-based compensation expense	$3,222

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at September 30, 2024 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 14. (Loss) Earnings per Share

The following is a reconciliation of the numerator ((loss) earnings) and the denominator (number of shares) used in the basic and diluted (loss) earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net (loss) income	$(1,502)	$2,568	$(12,702)	$(10,457)
Percentage allocated to common stockholders(1)	100%	56%	100%	100%
Numerator for basic (loss) earnings per common share	$(1,502)	$1,433	$(12,702)	$(10,457)
Undistributed income allocated to Series A Warrants and Series B Warrants	—	$110	—	—
Change in fair value of warrant liabilities	—	(4,343)	—	—
Numerator for diluted loss per common share	$(1,502)	$(2,800)	$(12,702)	$(10,457)

Denominator
Weighted average number of shares of common stock, basic	11,604	11,102	11,481	10,881
Series A Warrants and Series B Warrants	—	854	—	—
Weighted average number of shares of common stock, diluted	11,604	11,956	11,481	10,881

Basic (loss) earnings per common share	$(0.13)	$0.13	$(1.11)	$(0.96)
Diluted loss per common share	$(0.13)	$(0.23)	$(1.11)	$(0.96)

(1) Basic weighted average common stock outstanding	11,604	11,102	11,481	10,881
Basic weighted average common stock and participating securities (Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants)	11,604	19,897	11,481	10,881
Percentage allocated to common stockholders	100%	56%	100%	100%

Basic (loss) earnings per common share is calculated by dividing the (loss) earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted (loss) earnings per share is computed by dividing the (loss) earnings attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted (loss) earnings per share calculation, Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants, stock options, restricted stock awards, and restricted stock units are considered to be potentially dilutive securities. Basic and diluted (loss) earnings attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holder of the Series A Redeemable Convertible Preferred Stock, Series A Warrants and Series B Warrants does not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three and nine months ended September 30, 2024 and 2023 because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	7,940	7,940	7,940
Series A Warrants and Series B Warrants	4,367	—	4,367	4,367
Restricted stock awards and units	809	568	809	568
Outstanding stock options	1,867	1,997	1,867	1,997

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	7,940	7,940	4,014
Series A Warrants	1,027	—	910	322
Series B Warrants	738	—	592	126
Restricted stock awards and units	390	639	325	785
Outstanding stock options	1,250	1,997	1,389	1,750
Total	11,345	10,576	11,156	6,997

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

Our current product portfolio includes the LENSAR Laser System, or LLS, and ALLY Robotic Cataract Laser System™, or ALLY System (collectively, the Systems) and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System is designed to transform premium cataract surgery by utilizing our advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. Our ALLY System received clearance from the U.S. Food and Drug Administration (“FDA”) in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to all U.S. and European Union, or EU, cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries. In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China, but this process could take multiple years. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. Our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, India, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of September 30, 2024, consisted of approximately 65 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $9.8 million for the three months ended September 30, 2023 to $13.5 million for the three months ended September 30, 2024, representing an increase of 38%, primarily due to increased ALLY System sales and procedure volume. Our net (loss) profit was ($1.5 million) and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. Our revenue increased from $30.1 million for the nine months ended September 30, 2023 to $36.8 million for the nine months ended September 30, 2024, representing an increase of 22%, primarily due to increased ALLY System sales and procedure volume. Our net loss was $12.7 million and $10.5 million for the nine months ended September 30, 2024 and 2023, respectively. Net loss for the nine months ended September 30, 2024 included a $3.7 million impairment charge on intangible assets. Our installed base of Systems is approximately 355 as of September 30, 2024.

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

Components of Our Results of Operations

Revenue

Total revenue comprises product revenue, service revenue and lease revenue. We derive product revenue from the sale of our Systems and sales of our PIDs and procedure licenses to our surgeon customers and to our distributors outside the United States. A PID and procedure license, which may also be referred to as an application license, is required to perform each procedure using our laser system. A procedure license represents a one-time right to utilize the system surgical application in connection with a surgery procedure. Service revenue is derived from the sale of extended warranties for our Systems that provide additional maintenance and service beyond our standard limited warranty. In some situations, we lease our Systems to surgeons, primarily through non-cancellable leases with a fixed lease payment. We consider all components of our revenue to be recurring source revenue, with the exception of sales of our Systems. The following table provides information about revenue and revenue attributable to recurring sources, which we consider to be all components of our revenue except for sales of our systems:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
System	$3,660	$1,953	$7,404	$6,251
Recurring source revenue:
Procedure	6,918	5,203	20,141	15,940
Lease	1,724	1,524	5,623	4,844
Service	1,237	1,115	3,595	3,024
Total recurring source revenue	$9,879	$7,842	$29,359	$23,808
Total revenue	$13,539	$9,795	$36,763	$30,059
Recurring source revenue %	73%	80%	80%	79%

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

Research and Development Expense

Our research and development expenses consist primarily of engineering, product development, clinical studies to develop and support our products, personnel costs, such as salaries and wages, including stock-based compensation and benefits, regulatory expenses, and other costs associated with products and technologies that are in development. Currently, our research and development expense primarily consists of costs associated with the continued development of our next generation system, the ALLY System, which combines all of the features from our LLS with a dual-modality laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform a sterile laser-assisted cataract surgery in a single operating room or in-office surgical suite.

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

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the United States and over fifteen years for foreign-based expenditures, pursuant to Section 174 of the Code, or Section 174. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred. Section 174 has not had a material impact on the Company since its effective date. The Company will continue to review the application of Section 174 (together with any relevant Internal Revenue Service guidance, proposed legislation and Treasury Department regulations relevant thereto) and any impact on the Company’s cash from operations, and will adjust the estimates as necessary.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first or third quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
(Dollars in thousands)	2024	2023	Year (%)	2024	2023	Year (%)
Revenue
Product	$10,578	$7,156	48%	$27,545	$22,191	24%
Lease	1,724	1,524	13%	5,623	4,844	16%
Service	1,237	1,115	11%	3,595	3,024	19%
Total revenue	$13,539	$9,795	38%	$36,763	$30,059	22%
Cost of revenue (excluding intangible amortization)
Product	$4,473	$2,933	53%	$10,914	$8,897	23%
Lease	790	524	51%	2,056	1,514	36%
Service	2,010	1,461	38%	5,050	3,690	37%
Total cost of revenue	$7,273	$4,918	48%	$18,020	$14,101	28%

Revenue

Three Months Ended September 30, 2024 compared with Three Months Ended September 30, 2023

Total revenue for the three months ended September 30, 2024 increased by $3.7 million, or 38%, compared to the three months ended September 30, 2023.

Product revenue for the three months ended September 30, 2024 increased by $3.4 million, or 48%, compared to the three months ended September 30, 2023. The increase was primarily attributable to increased ALLY System sales of $1.7 million due to 11 ALLY Systems sold outside the United States following regulatory certification and clearance in the European Union and Taiwan in August 2024 and increased procedure volume of $1.7 million.

Service revenue for the three months ended September 30, 2024 increased by $0.1 million, or 11%, compared to the three months ended September 30, 2023. Our U.S. sales represented 52% and 69% of product and service revenue for the three months ended September 30, 2024 and 2023, respectively.

Lease revenue for the three months ended September 30, 2024 increased by $0.2 million, or 13%, compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 compared with Nine Months Ended September 30, 2023

Total revenue for the nine months ended September 30, 2024 increased by $6.7 million, or 22%, compared to the nine months ended September 30, 2023.

Product revenue for the nine months ended September 30, 2024 increased by $5.4 million, or 24%, compared to the nine months ended September 30, 2023. The increase was primarily attributable to increased procedure volume of $4.2 million and increased ALLY System sales of $1.2 million.

Service revenue for the nine months ended September 30, 2024 increased by $0.6 million, or 19%, compared to the nine months ended September 30, 2023. Our U.S. sales represented 64% and 69% of product and service revenue for the nine months ended September 30, 2024 and 2023, respectively.

Lease revenue for the nine months ended September 30, 2024 increased by $0.8 million, or 16%, compared to the nine months ended September 30, 2023.

Cost of Revenue

Three Months Ended September 30, 2024 compared with Three Months Ended September 30, 2023

Total cost of revenue for the three months ended September 30, 2024 increased by $2.4 million, or 48%, compared to the three months ended September 30, 2023.

Cost of product revenue for the three months ended September 30, 2024 increased by $1.5 million, or 53%, compared to the three months ended September 30, 2023. The increased cost of product revenue was attributable to increased Systems sales, which have a lower gross margin than procedure licenses, as well as the full costing of raw materials for ALLY Systems as raw materials in 2024, whereas raw materials were previously charged to research and development expenses.

Cost of service revenue for the three months ended September 30, 2024 increased by $0.5 million, or 38%, compared to the three months ended September 30, 2023, primarily due to the increased number of Systems placements.

Cost of lease revenue for the three months ended September 30, 2024 increased by $0.3 million, or 51%, compared to three months ended September 30, 2023.

Nine Months Ended September 30, 2024 compared with Nine Months Ended September 30, 2023

Total cost of revenue for the nine months ended September 30, 2024 increased by $3.9 million, or 28%, compared to the nine months ended September 30, 2023.

Cost of product revenue for the nine months ended September 30, 2024 increased by $2.0 million, or 23%, compared to the nine months ended September 30, 2023. The increased cost of product revenue was attributable to increased Systems sales, which have a lower gross margin than procedure licenses, as well as the full costing of raw materials for ALLY Systems as raw materials in 2024, whereas raw materials were previously charged to research and development expenses.

Cost of service revenue for the nine months ended September 30, 2024 increased by $1.4 million, or 37%, compared to the nine months ended September 30, 2023, primarily due to the increased number of Systems placements.

Cost of lease revenue for the nine months ended September 30, 2024 increased by $0.5 million, or 36%, compared to the nine months ended September 30, 2023.

Operating Expenses

Three Months Ended September 30, 2024 compared with Three Months Ended September 30, 2023

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2024 increased by $1.0 million, or 19%, compared to the three months ended September 30, 2023. General and administrative expenses increased in the quarter due to recording an Employee Retention Credit, or ERC, of $1.4 million in the three months ended September 30, 2023, which significantly reduced expenses in the third quarter of 2023. Excluding the $1.4 million attributable to the ERC, selling, general and administrative expenses decreased $0.4 million due to lower stock-based compensation expense and lower cash-based general and administrative expenses partially offset by a 16% increase in selling and marketing expenses in the third quarter of 2024 supporting the continued ALLY System growth in placements and procedures.

Research and Development. Research and development expenses for the three months ended September 30, 2024 decreased by $0.3 million, or 21%, compared to three months ended September 30, 2023.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended September 30, 2024, consistent with the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 compared with Nine Months Ended September 30, 2023

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased by $0.1 million, or 0%, compared to the nine months ended September 30, 2023. General and administrative expenses increased in the period due to recording an ERC of $1.4 million in the nine months ended September 30, 2023, which significantly reduced expenses in 2023. Excluding the ERC, selling, general and administrative expenses decreased due to lower stock-based compensation expense and lower cash-based general and administrative expenses partially offset by a 16% increase in selling and marketing expenses in the third quarter of 2024 supporting the continued ALLY System growth in placements and procedures.

Research and Development. Research and development expenses for the nine months ended September 30, 2024 decreased by $0.7 million, or 15%, compared to nine months ended September 30, 2023.

Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 30, 2024 decreased by $0.1 million, or 10%, primarily due to the impairment recorded in the three months ended June 30, 2024.

Impairment of Intangible Assets. In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. During the nine months ended September 30, 2024, the Company determined that the carrying value of the intangible assets exceeded the estimated recoverable amount of $0 and recorded an impairment of intangible assets of $3.9 million. The impairment charge was offset with the write-off of contract liabilities associated with the intangible assets of $0.2 million.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended September 30, 2024 were $0.3 million of expense as compared to $4.6 million of income for the three months ended September 30, 2023. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-operating income and expenses, net for the nine months ended September 30, 2024 were $3.3 million as compared to $1.2 million for the nine months ended September 30, 2023. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net (loss) income	$(1,502)	$2,568	$(12,702)	$(10,457)
Less: Interest income	(153)	(265)	(511)	(465)
Add: Depreciation expense	774	609	2,087	1,767
Add: Amortization expense	232	273	738	824
EBITDA	(649)	3,185	(10,388)	(8,331)
Add: Stock-based compensation expense	668	1,173	2,003	4,723
Add: Change in fair value of warrant liabilities	410	(4,343)	3,838	1,654
Add: Impairment of intangible assets	—	—	3,729	—
Less: Employee retention credit	—	(1,368)	—	(1,368)
Adjusted EBITDA	$429	$(1,353)	$(818)	$(3,322)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, impairment of intangible assets and the Employee Retention Credit, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges and impairment of intangible assets is a non-cash charge that is not indicative of our core operating results and the Employee Retention Credit is not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2024 and 2023, we had net losses of $12.7 million and $10.5 million, respectively, and as of September 30, 2024, we had an accumulated deficit of $124.6 million. The change in fair value of warrant liabilities increased net loss by $3.8 million in the nine months ended September 30, 2024, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. We expect to continue to incur losses and operating cash outflows for the near-term future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future.

In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. The ALLY System has received regulatory approval in the United States, EU, India, Taiwan, as well as certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China, but this process could take multiple years. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of September 30, 2024, we expect our current cash, cash equivalents, and investments, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

Our material contractual obligations and commercial commitments at September 30, 2024 primarily consist of $1.9 million in operating lease liabilities for our facility lease and $9.3 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 18 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described.

The Company previously filed a shelf registration statement on Form S-3 (No. 333-255136), or the Registration Statement, which provided for the Company’s offering of its securities in an amount of up to $100.0 million in the aggregate, and previously entered into a sales agreement providing for the offering, issuance and sale by the Company of up to an aggregate $35.0 million of its common stock from time to time in “at-the-market”, or ATM, offerings under the Registration Statement. No shares were sold under the ATM during the quarter ended September 30, 2023, and the Registration Statement ceased to be effective in April 2024.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(5,932)	$(9,179)
Net cash used in investing activities	(4,153)	(191)
Net cash (used in) provided by financing activities	(94)	19,616
Net (decrease) increase in cash and cash equivalents	$(10,179)	$10,246

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $5.9 million, consisting primarily of a net loss of $12.7 million and a decrease in net operating assets of $6.0 million, partially offset by non-cash charges of $12.7 million. The decrease in net operating assets was primarily due to changes in inventories. Non-cash charges primarily consisted of impairment of intangible assets, depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $4.2 million, consisting primarily of the purchase of investments, offset by investment maturities. Investing activities for the nine months ended September 30, 2023 were not significant.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was not significant.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $19.6 million, primarily due to the net proceeds from issuance of Series A Redeemable Convertible Preferred Stock and Warrants of $19.5 million.

Stock-Based Incentive Plan

The 2020 Incentive Award Plan and 2024 Employment Inducement Incentive Award Plan provide for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. During 2022, 2023 and the nine months ended September 30, 2024, we granted stock options, restricted stock units and performance stock units to directors, employees and non-employees. We intend to grant stock options. restricted stock units and performance stock units as part of our overall compensation package to directors, employees, and non-employees.

At September 30, 2024, there was approximately $1.9 million and $1.4 million of total unrecognized compensation expense related to restricted stock units and performance stock units and stock options, respectively, which is expected to be recognized over a weighted-average period of 2.1 years and 1.7 years, respectively. Total unrecognized stock-based compensation expense is expected to be amortized as follows:

(Dollars in thousands)	Amount
Remainder of 2024	$656
2025	1,540
2026	605
2027	333
2028	88
Total unrecognized stock-based compensation expense	$3,222

The amounts included in this table are based on restricted stock awards, restricted stock units, performance stock units and stock options outstanding at September 30, 2024 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended September 30, 2024, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $18.6 million as of September 30, 2024. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2024.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of September 30, 2024, one customer accounted for approximately 20% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2022 and 2023, we had net losses of $19.9 million and $14.4 million, respectively, and for the nine months ended September 30, 2023 and 2024, we had net losses of $10.5 million and $12.7 million, respectively. As of September 30,

2024, we had an accumulated deficit of $124.6 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration (“FDA”) and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue from the sale or lease of our Systems as well as the associated procedure licenses and sale of consumables used in each procedure involving our Systems. The commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue from the sale or lease of our Systems and the associated procedure licenses and consumables used in each procedure involving our Systems, and expect that this will account for a majority of our revenue in the foreseeable future. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. The ALLY System has also received regulatory approval in the European Union, or EU, India, Taiwan, as well as certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the laser-assisted cataract surgery seamlessly in a single, sterile environment. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China. In addition, our ability to meet production goals can also be impacted by supply chain interruptions. Our ability to place Systems in 2022 was limited by supply chain constraints that delayed the delivery of certain ALLY System raw materials and the completion and testing of ALLY Systems for use as launch-stock. If we experience further supply chain constraints, we may be unable to deliver ALLY Systems as planned.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the nine months ended September 30, 2024, one customer accounted for 12% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 51.5% of our total outstanding shares of common stock based on our shares outstanding as of September 30, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the

Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products, or modifications to our current products, and failure to timely obtain additional clearances, certifications or approvals for our ALLY System and future products or modifications to our current products would adversely affect our ability to grow our business.

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

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the laser-assisted procedure seamlessly in a single, sterile environment. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China.

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

We own numerous issued patents and pending patent applications. As of September 30, 2024, we owned approximately 64 U.S. patents, 31 pending U.S. patent applications, 170 issued foreign patents, and 85 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

Further, it is possible that others will independently develop the same or similar technology or products or otherwise work around our patented technology, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology or products similar to ours or competing technologies or products, our competitive market position could be materially and adversely affected.

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

Risks Related to Artificial Intelligence Technologies

We use artificial intelligence technologies in our business, and the deployment, use, and maintenance of these technologies involve significant technological and legal risks.

We use artificial intelligence (“AI”), machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”), throughout our business, and are making significant investments in this area.

For example, we use AI Technologies in our ALLY System to register and analyze patients’ eyes and determine eye surface and cataract density, which helps optimize laser patterns and energy settings in cataract procedures, with the goal of minimizing the overall energy delivered in the eye for quicker visual recovery and better patient outcomes.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are, for example: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer, or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex and may involve unforeseen difficulties including, without limitation, material performance problems, undetected defects or errors. We may be unsuccessful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical factors. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software, services and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.

We may not be able to obtain sufficient intellectual property protection for our AI Technologies to prevent competitors from implementing the same or similar technology in their businesses, and other individuals may apply for or obtain intellectual property protection which could limit our ability to use technology that we are currently developing.

A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies or products that incorporate AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

Given the long history of development of AI Technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make or use our proprietary AI Technologies.

The regulatory framework governing the use of AI Technologies is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage AI Technologies.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies are expected to enter into force in the United States and the EU in 2024. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”) that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large-scale compute centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI Technologies. Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI Technologies. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, on March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in February 2026. Further, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. In September 2024, California Governor Newsom signed seventeen new bills that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. These new bills may affect how we use AI Technologies in our business. For example, AB 1008 amends the CCPA to clarify that AI Technologies can generate output that is considered personal information, which would mean that California consumers have a right to request that such personal information generated by AI Technologies be deleted or corrected, pursuant to their rights under the CCPA. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.

In Europe, on May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to enter into force on August 1, 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

The large number of shares eligible for public sale could depress the market price of our common stock.

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 51.5% of our total outstanding shares of common stock based on our shares outstanding as of September 30, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

North Run Capital, LP, or North Run, and its affiliates held 46.3% of the voting power of our capital stock based on shares outstanding as of September 30, 2024, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On November 5, 2024, the Company’s Board of Directors approved and adopted amendments to the Company’s second amended and restated bylaws (as amended, the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments contained in the Amended and Restated Bylaws:

•
update advance notice disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (other than proposals to be included in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act to require the notice from stockholders to include certain information from the stockholder providing notice, beneficial owners on whose behalf notice is made and other participants in the solicitation, and remove the requirement for the notice to include information from persons that are “associates” of the proposing stockholder;

•
address the universal proxy rules adopted by the SEC, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements;
•
enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings, including, without limitation, requiring certain additional background information and disclosures regarding proposing stockholders and other persons participating in a stockholder’s solicitation of proxies, and regarding the proposed nominees, including a representation that such candidate intends to serve the entire term, if elected; and
•
require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which will be reserved for exclusive use by the Board of Directors.

The Amended and Restated Bylaws also incorporate certain modernizing, clarifying, conforming and additional changes.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

(b) None.

(c) During the three months ended September 30, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LENSAR, Inc.

Date: November 7, 2024	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024		/s/ KENDRA W. WONG
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)