Form 10-K
period 2024-12-31
LENSAR, Inc.
filed 2025-02-27
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-39473

LENSAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0125724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Discovery Drive

Orlando, Florida 32826

(Address of principal executive offices) (Zip Code)

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

As of June 30, 2024, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $37.5 million. As of January 31, 2025, there were 11,789,492 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from macroeconomic conditions; the timing of and our ability to obtain and maintain regulatory approvals and certifications; our expectations about our ability to successfully commercialize and further develop our next generation system, the ALLY Robotic Cataract Laser Treatment System™ (“ALLY System”), and the timing thereof; the ALLY System's performance and market impact; the sufficiency of our cash and cash equivalents; industry trends and conditions impacting various markets in which we operate; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
We have experienced and expect to incur operating losses for the near-term future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.
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

PART I

Item 1. Business

We are a commercial-stage medical device company focused on designing, developing and marketing advanced laser systems for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our current systems, the LENSAR Laser System, or LLS, and ALLY Robotic Cataract Laser System™, or ALLY System, or collectively, the Systems, incorporate a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in laser systems that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes with enhanced precision and the ability to do so consistently. The ALLY System combines all of the features from our LLS with a dual-modality laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform sterile laser-assisted cataract surgery in a single operating room. This system is designed to be a significant medical advancement and provide improved efficiency and financial benefit to a surgeon’s practice and to ambulatory surgery centers, or ASCs. The ALLY System received clearance from the U.S. Food and Drug Administration, or FDA, in June 2022, and we began commercialization of the ALLY System in August 2022. In 2024, we obtained certification of our ALLY System under the Medical Devices Regulation in the European Union, or EU, and we have also received regulatory clearance in India, Taiwan, and certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China.

Market Overview

The global market for the treatment of cataracts is characterized by large patient populations with increases driven by the aging population and the availability of new technologies, such as laser-assisted systems and an influx of new, innovative intraocular lenses, or IOLs, which can improve visual outcomes post-operatively. Cataract surgery is one of the highest volume surgical procedures in the world, and according to the American Academy of Ophthalmology, or AAO, the most common procedure performed by the ophthalmic surgeon. According to the 2024 Cataract Surgical Equipment Market Report, global estimated cataract surgery and refractive lens exchange surgical procedures (cataract surgery) are expected to grow from 31.9 million in 2024 to 37.8 million in 2029. In the United States, cataract surgery is expected to increase from almost 4.9 million procedures in 2024 to approximately 5.7 million in 2029. By contrast, worldwide laser-assisted cataract surgery is expected to grow from just over 1 million procedures in 2024 to an estimated 1.2 million procedures in 2029. There are approximately 8,818 ophthalmic surgeons in the United States focused on performing cataract procedures.

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

The majority of patients suffering from cataracts also present with visually significant astigmatism. Astigmatism is an imperfection in the symmetry of the cornea, creating a different, additional focal plane in a specific axis within the cornea. This causes a distortion of the light as it converges on the retina and causes blurry vision. In 2024, Market Scope referenced data from a clinical study of 6,000 patients performed by Warren Hill, MD that estimates that approximately 70 – 90% of cataract patients present with addressable astigmatism prior to cataract surgery. To reduce the need for prescription distance or reading glasses following cataract surgery, it is important that little or no astigmatism remain. Conventionally, residual post-operative astigmatism has been targeted at less than or equal to 0.5 diopters, the unit measure of the refractive power of a lens. Surgeons may attempt to address low to moderate magnitudes of astigmatism using a procedure called limbal relaxing incisions, or LRIs, or arcuate incisions, or AIs. LRIs or AIs are performed by making two small incisions on the cornea, usually 180 degrees apart that are intended to return the cornea to a rounder, symmetrical shape. Corneal incisions used by surgeons as a means to manage astigmatism that are performed with a laser are referred to as AIs. More recently, and where the magnitude of astigmatism is higher, toric IOLs may be used to both correct the patient’s near or far vision and address any pre-existing astigmatism.

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

The Transition to Advanced Refractive Cataract Procedures

Currently, Medicare and most commercial third-party payors only cover the cost of treating the medical condition of the cataract, which can be accomplished with traditional cataract surgery and the placement of a monofocal IOL. Standard or traditional cataract surgery does not specifically address the outcomes associated with astigmatism and presbyopia, which may be addressed in an advanced refractive procedure involving laser-assisted cataract removal and implantation of a premium IOL. However, since the advantages of these advanced refractive cataract procedures are not deemed medically necessary, patients seeking either or both alternatives must pay the difference between the reimbursed amount and the cost of the advanced procedure that includes implantation of a premium IOL.

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

Typically, patients undergoing an advanced refractive cataract procedure are paying a significant portion of the cost of the surgery out of pocket. As a result, they have heightened expectations for their visual outcomes, normally targeting vision correction within 0.5 diopters of their predicted refractive outcome, sometimes referred to as best uncorrected visual acuity. We believe these procedures and outcomes must appropriately address and manage the correction of the patient’s pre-existing astigmatism. Pre-existing astigmatism is frequently not being addressed in the preoperative surgical planning and more frequently is not part of the treatment. In many cases, we believe the failure to manage the astigmatism in such a large percentage of patients is due to the lack of useful technology in surgery. For example, research indicates that for each 1 degree that a toric IOL is off axis, its ability to reduce astigmatism is decreased by approximately 3.3%. To that end, very small errors in the measurements, calculations and treatments used in the cataract procedure can significantly decrease its effectiveness in achieving the targeted visual outcome. We believe this lack of precision can be attributed to one or more of the following limitations of procedures performed with competing laser systems:

•
Imaging that requires manual inputs. Prior to performing a cataract surgery with most existing laser systems, the surgeon must manually identify and locate the pupil and anterior capsule to place the cursors necessary to perform the capsulorhexis. The result is more likely to be a capsulorhexis that likely is marginally better than a manual surgery by being more concentric and rounder but still reduces the accuracy and reproducibility of the laser to provide useful treatment for a surgeon. In addition, several competing laser systems do not measure automatically for lens tilt and adjust the laser treatment accordingly when fragmenting the natural lens.
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

As a result, we believe a significant opportunity exists for laser systems that can improve surgeon precision and assist in achieving targeted visual outcomes in patients with astigmatism.

Our Products

We believe the inability to achieve the targeted visual outcome is largely due to a failure to appropriately address corneal astigmatism even when using competing laser systems. We believe this lack of precision can be attributed to several limitations of competing laser devices, including imaging systems that require manual inputs, inaccuracies that result from reliance on manually transposing data and manually marking the eye for treatment, and competing systems’ inability to use iris registration to integrate with preoperative devices. In addition, these devices may not have the ability to precisely, and in a reproducible basis through the imaging and measurement technology determine the location on optical axis or pupil center based on the surgeon's choice to place the anterior capsulorhexis. This can affect the outcomes due to less certain effective lens position with the IOL implantation. Competing devices also lack a cataract density imaging system, which allows the surgeon to customize the fragmentation and energy settings based on each individual patient’s cataract.

We developed our Systems to provide an alternative laser cataract treatment tool that allows the surgeon to better address astigmatism and improve visual outcomes. Our Systems incorporate a range of proprietary technology features that are designed to provide surgeons the following key benefits:

•
Optimizing Surgeon and Robotic Interaction. Robotic intelligence and precision to help guide and optimize every step of the cataract procedure.
▪
Superior docking. The system’s robotics is designed to optimize patient engagement to enhance patient comfort and recovery.
▪
Robotic imaging. Our robotic imaging and processing technology collects a broad spectrum of biometric data and then reconstructs and presents a precise, three-dimensional model based on AI of each individual patient’s eye that is used to develop and implement the surgeon’s procedure plan.
▪
Robotic treatment planning. Using robotic imaging, our system develops and recommends a treatment plan designed to automate and perform various critical steps in the cataract procedure with the goal of providing surgeons with the confidence to perform these advanced procedures that include implantation of a premium IOL.
▪
Robotic precision and reproducibility. The system has multiple robotic features specifically designed to enable precise placement and centration of the IOL in patients in a consistent and reproducible manner that is not possible in manual cataract surgery or using competing laser systems.
•
Efficient design. We designed the ergonomics of the system and its wireless capabilities to enable the system to integrate seamlessly into a surgeon’s existing surgical environment. According to Market Scope’s 2024 annual survey, over 78% of U.S. cataract surgeons, indicated the importance of data transfer between diagnostic devices as ‘required’ to ‘nice to have’.

We believe the cumulative effect of these technologies are advanced laser systems that can be quickly integrated into a surgeon’s existing practice and is easy to use. The Systems System provide surgeons the ability to deliver improved outcomes when addressing astigmatism in connection with cataract removal and to perform the surgery with enhanced precision and reproducibility.

We use artificial intelligence, AI, specifically machine learning, and automated decision-making technologies, including proprietary AI machine learning algorithms and models, collectively, AI Technologies, throughout our business. For example, we use AI Technologies in our ALLY System to register and analyze patients’ eyes and determine eye surface and cataract density, which is designed to helps optimize laser patterns and energy settings in cataract procedures, with the goal of minimizing the overall energy delivered in the eye for quicker visual recovery and better patient outcomes. We are in varying stages of development in relation to our products and internal business processes involving AI Technologies.

We are focused on continuous innovation and continue to develop, and further refine, our proprietary, next-generation robotic laser, the ALLY System. Our ALLY System is designed to combine our current core laser technology features with enhanced capabilities into a single small unit that allows surgeons to perform a robotic laser assisted cataract procedure in an operating room. The ALLY System’s enhanced features include the ability to perform laser procedures much faster, as well as enabling broader applications due to it being the only commercial robotic laser incorporating a dual-modality laser. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries.

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

We have designed our ALLY System to have a small footprint, allowing it to be placed in any operating room or in-office surgery suite, to allow the surgeon to switch seamlessly and quickly between cataract laser and the surgeon’s existing phacoemulsification device without moving patients from room-to-room. Importantly, this system was designed with the ergonomics in-mind to be used in the operating room or the in-office surgical suite. The footprint is significantly smaller than current laser systems and only slightly larger than stand-alone phacoemulsification systems. The additional enhancements to our existing laser technology that are incorporated into our ALLY System include a more versatile laser that uses pulse characteristics designed for tissue specific targeting with significantly faster speeds in different applications. Based on studies with ALLY System users, this system provides significant surgical workflow time savings and financial benefit to a surgeon’s practice and ASC or hospital.

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
•
continued pressure to improve efficiencies driven by the reduction of reimbursement in standard cataract surgery cases coupled with the ability to provide better patient visual outcomes, which we believe will motivate surgeons and patients to seek refractive outcome-based patient-pay procedures; and
•
the COVID-19 pandemic increased awareness of efficiencies associated with faster patient throughput, less movement from having to use two rooms to complete an advanced cataract procedure, fewer patient encounters to plan, treat and to complete the advanced cataract procedure, placing the system in the ASC, operating room or in-office surgical suite. Early data suggests performing a sterile robotic laser-assisted cataract surgery, or LACS, procedure using the ALLY System resulted in up to 17-minute time savings for the surgeon, up to 19-minute time savings for the surgical staff, and up to 51-minute savings for the patient, allowing surgeons to shorten their surgery day or treat more patients.

According to the 2024 Cataract Surgical Equipment Market Report, there were an estimated 2,611 cataract laser systems installed at the end of 2024, of which 2,479 were in markets that we service. The number of total cataract laser systems installed is expected to grow to over 3,215 devices by 2029.

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

Our Strengths

We attribute our current and anticipated future success to the following factors:

•
Disruptive technology platform providing improved visual outcomes. Our systems were built specifically for laser refractive cataract surgery. Central to our systems is our propriety robotic imaging technology, which begins by using Scheimpflug imaging to scan the anterior segment of the eye, collecting a broad spectrum of biometric data. The system then uses a process called wave-tracing to take a series of two-dimensional images derived from the imaging and scanning and, through precision processing of this biometric data using AI, reconstructs a three-dimensional model of each individual patient’s eye. The system identifies relevant anatomy and specific measurements within the eye, then recommends a treatment plan for their review and approval. With robotic precision, the laser places the laser pulses necessary to accomplish the desired treatment. Data presented at the 2023 annual meeting of the American Society of Cataract and Refractive Surgeons demonstrated 99% of patients receiving a toric IOL using the ALLY System, and guided by the IntelliAxis Refractive Casulorhexis feature of the system, achieved refractive correction within 0.5 diopters of target. In addition to improving visual outcomes, our systems are designed to improve the efficiency and simplify the procedure for surgeons by including pre-programmable surgeon preferences, wireless integration with pre-operative diagnostic data, cataract density imaging, and accurate laser incision planning. We believe these features give surgeons an unprecedented reproducibility and ability to optimize their treatments to achieve LASIK-like vision correction while also improving overall efficiency for the surgeon’s practice.
•
Demonstrated and growing commercial success. We believe our disruptive technology platform has enabled us to rapidly take market share in a highly competitive market. Based on the 2024 Cataract Surgical Equipment Market Report, it was estimated that we achieved 16.1% market share in laser assisted cataract surgery in 2023 in terms of revenue. Additionally, when looking at the average procedures per installed device, each of our systems averaged 437 procedures in 2024 compared to the estimated industry average of 385 procedures per year per installed device, based on a 2024 Cataract Surgical Equipment Market Report. The following chart shows procedure volume per year from 2020 to 2024:

Procedures per Year

Source: Management.

•
Improved visual outcomes that drive more advanced, patient-pay procedures. Standard cataract procedures are generally covered by Medicare and other third-party payors, including commercial health plans. However, based on the 2024 Market Scope IOL Market Report, approximately 79% of global patients receiving a standard cataract procedure do not have significant astigmatism addressed surgically and must rely on glasses for distance or near vision. Moreover, surgeon reimbursement for these standard procedures continues to decline. More advanced procedures, such as laser-assisted cataract surgery and the use of toric and multifocal premium IOLs, can address these additional vision challenges but are generally not covered by Medicare or other third-party payors. Accordingly, patients are required to pay the additional cost associated with the use of these advanced technologies. Historically, some patients may have been reluctant to incur the additional cost of a more advanced procedure that includes implantation of a premium IOL, and some surgeons may have been reluctant to recommend these procedures because of concerns that the targeted visual outcome might not be achieved. We believe the clinical data supporting the effectiveness of our laser system in assisting surgeons to achieve desired outcomes will motivate additional patients to seek, and additional surgeons to offer, these more advanced procedures that include implantation of a premium IOL.
•
Focus on innovation to facilitate surgeon adoption. Our systems encompass improved innovations such as wireless capability, advanced imaging, iris registration, and other features to improve their effectiveness and enhance efficiency. We have designed the ALLY System to be a compact robotic laser cataract treatment system to operate in an operating room or in-office surgical suite and allow the surgeon to switch seamlessly and quickly between laser and phacoemulsification without moving patients from room-to-room. We believe these innovations, which are intended to improve patient flow and efficiency, have the potential to allow surgeons to perform more premium procedures each surgery day, helping them to meet the expected increase in demand for cataract/refractive lens exchange surgical procedures.
•
Innovative intellectual property protected by a comprehensive patent portfolio. As of December 31, 2024, we owned approximately 247 issued patents and 114 pending patent applications globally. This portfolio covers key aspects of our technology, including the proprietary robotic imaging and processing, iris registration and patient interface features of our system. We have also filed and acquired significant patent rights relating to our next generation cataract treatment system. For example, we have approximately 12 pending US patent applications, 14 issued US patents, 60 pending foreign and PCT applications, and 26 issued foreign patents related to integrated systems.
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

Technology

Our LLS and ALLY System have been built specifically for refractive cataract surgery, and at the core of our commitment to continuous technological innovation is our focus on providing cataract surgeons the tools to deliver their patients improved outcomes. The key technological features of our system include:

•
IntelliAxis Refractive Capsulorhexis: Designed to improve precision and accuracy in outcome-based astigmatic cataract procedures, this proprietary technology enables precise marks to be placed on the capsulorhexis on the steep axis using advanced iris registration to guide toric IOL placement and alignment, both during and after the surgical procedure.
•
Proprietary Robotic Imaging: Our patented robotic imaging technology provides a surgeon with a sophisticated, three-dimensional view of a patient’s eye. This enhanced view reflects each patient’s own unique eye size and shape, then, using proprietary software it identifies relevant anatomy within the patient’s eye, and recommends where to precisely place the laser pulses necessary to accomplish the desired treatment. Surgeons are then able to develop better-informed approaches and subsequent treatment for refractive cataract surgical procedures. This technology also simplifies the procedure for surgeons by including pre-programmable surgeon preferences, wireless integration with pre-operative diagnostic data, cataract density imaging for using the lowest energy needed to treat, and accurate laser incision planning. We believe this improves the efficiency and reproducibility of the procedure for surgeons.
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
•
Cataract Density Imaging: Another unique aspect of our AI imaging system is the ability of the system to grade and compare the cataract density and tissue specific areas to treat within the lens nucleus. The benefit of this is the surgeon can customize the treatment and deliver only the energy and fragmentation patterns necessary to optimally treat the cataract based on the System’s recommendation. This not only increases efficiency in removal of the cataract when the surgeon gets to the phacoemulsification, but also provides the surgeon choices in pre-programmed treatment algorithms or their own customized preferences in the energy and fragmentation parameters based on their surgical technique. These can be stored and used each time the system identifies a cataract with similar characteristics.
•
Corneal Incision-Only Mode: By allowing a surgeon to perform laser corneal incisions independent of capsulorhexis and fragmentation, the surgeon has greater flexibility to treat a patient who may benefit from post-operative arcuate incisions and may achieve greater efficiency with abbreviated scanning that omits lens boundaries.

Sales and Distribution

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and third-party distributors in China, South Korea, Germany, India, and other targeted international markets. Depending on the dynamics of a particular geographic region, we and our distributors typically market and sell our systems to ASCs, hospitals and physicians. In the United States, we sell our products through a direct sales organization that, as of December 31, 2024, consisted of approximately 65 commercial team professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. As of December 31, 2024, we had a total of approximately 385 systems installed in a total of 16 countries, with approximately 50% of those systems in the United States where we have a direct sales relationship with our customers, and with China, South Korea, and Germany representing our largest markets outside the United States, where we sell our products through distributor relationships. We believe there is significant opportunity for us to expand our presence in these countries and other countries where we have no or only a limited number of installed systems. For the year ended December 31, 2024, one customer accounted for approximately 14% of our revenue and one customer accounted for approximately 12% of our accounts receivable, net.

We have been able to achieve our success to date with a limited number of regional sales managers in the United States and independent distributors in international markets, growing our business substantially year-over-year in terms of both revenues and number of procedures, with the exception of 2020 due to the impact on our operations of the COVID-19 pandemic. We believe that increasing the size and geographic breadth of our sales and marketing management team and number of regional sales managers in the United States and expanding our network of independent distributors in additional international markets will allow further penetration in the cataract surgery market. To support these commercial efforts, in the United States, we anticipate adding additional field sales professionals, including clinical outcome specialists, and expanding our marketing support and commitment to physician and staff training programs to optimize results and communicate the strengths of our cataract surgery solutions. Outside the United States, we expect to expand the geographical reach of our distributors. We believe the expansion of our domestic and international commercialization efforts will provide us with significant opportunity for future growth as we continue to penetrate existing and new markets. Our ALLY System currently is cleared for marketing in the United States and other countries, and our growth, market presence and ability to sell the ALLY System will depend on, among other factors, whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications. In August 2024, we obtained certification of our ALLY System under the Medical Devices Regulation in the EU, and we have also received regulatory clearance in India, Taiwan, and certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China.

Manufacturing

We manufacture our ALLY Systems, and previously manufactured our LLS systems, at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from several suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of the ALLY System and maintenance of the LLS are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We have entered into various purchase orders, as well as a limited number of long-term supply agreements, for the manufacture and supply of certain components. These arrangements commit us to a remaining minimum purchase obligation of approximately $12.2 million as of December 31, 2024. We expect to meet these requirements. We generally do not maintain large volumes of finished goods. We currently have and intend to have long-term supply agreements or sufficient supply of raw material inventory to adequately source the expected near-term demand of our ALLY System. We strive to maintain enough inventory of our various component parts to avoid the impact of any supply chain disruptions.

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

We own numerous issued patents and pending patent applications. As of December 31, 2024, we owned approximately 64 U.S. patents, 31 pending U.S. patent applications, 183 issued foreign patents, and 83 pending foreign and Patent Cooperation Treaty applications. Our patents are expected to expire between 2026 and 2040, with some design patents expiring in 2046. We have 183 issued foreign patents in a total of 15 countries and regions, including China, Macau, Taiwan, Germany, France, Spain, United Kingdom, Italy, Australia, European Unitary Patent and the European Patent Office. Our patents contain a broad range of claims related to devices and methods for performing cataract surgery using, among other things, refractive corrections, lens targeting and positioning and we believe provide significant protection for our current commercialized products.

Our material registered and unregistered trademarks include: LENSAR, ALLY Robotic Cataract Laser Treatment System, INTELLIAXIS, INTELLIAXIS-C, INTELLIAXIS-L, INTELLIAXIS REFRACTIVE CAPSULORHEXIS, STREAMLINE, ALLY Robotic Cataract Laser Treatment System, ALLY Robotic Cataract Laser Treatment System logo, Robotic Laser Cataract Surgery, the Robotic Laser Cataract Surgery logo, and LENSDOCTOR SOFTWARE.

Our intellectual property portfolio further secures a premier technology position for the development and commercialization of devices that incorporate both a phacoemulsification system and a laser, such as our ALLY System. In addition to patent applications we have filed related to our Systems, we have pursued and consummated agreements with third parties to acquire patent rights, which provide important exclusivity with respect to our development and commercialization of our ALLY System. Our business plan includes aggressively pursuing additional patent rights related to the ALLY System, and we expect to continue to add to our current portfolio.

Oertli Collaboration

In January 2020, we entered into a development agreement with Oertli Instrumente AG, or the Development Agreement, pursuant to which we were collaborating on developing the phacoemulsification component of a combined cataract laser and phacoemulsification device in our ALLY System.

On August 5, 2024, we and Oertli entered into a termination agreement (the “Termination Agreement”), mutually agreeing to terminate the Development Agreement, effective immediately. Upon effectiveness of the Termination Agreement, neither party had further rights, liabilities or obligations under the Development Agreement, with the exception of certain confidentiality and indemnification obligations that survive the termination.

Pursuant to the Development Agreement, we and Oertli each remain the owner of any intellectual property rights owned by each of us as of the effective date of the Development Agreement, as well as any intellectual property rights invented by each party during the term of the Development Agreement. We did not incur any termination penalties as a result of the termination of the Development Agreement.

Competition

We participate in the highly competitive global market for treatments for cataracts. We face significant competition from large multinational medical device companies as well as smaller, emerging players focused on product innovation. In providing surgical solutions for cataract patients, our primary competitors are Alcon Inc.; Bausch + Lomb, a division of Bausch Health Companies Inc.; and AMO, a division of Johnson & Johnson; and Ziemer Ophthalmic Systems AG, each of which has its own cataract lasers. Additionally, we are aware of a French based company, KeraNova S.A., that is working to develop a product that, if they receive commercial clearance for their device in the future, could potentially be another competitor.

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

In recent years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced its intent to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process.

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

FDA PMA Approval Process

Although unlikely for the types of medical devices that we market, the FDA may classify devices, or the particular use of a device, into Class III, and the device sponsor must then fulfill more rigorous PMA requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including extensive technical and manufacturing data and data from preclinical studies and human clinical trials. After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes stringent design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

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

We are also required to register with the FDA as a medical device manufacturer. As such, our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA’s QSR. These regulations cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market via voluntary or mandatory device recalls.

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

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and vigilance reporting for medical devices.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC, or the EU Medical Devices Directive, which has been repealed and replaced by Regulation (EU) No 2017/745, or the EU Medical Devices Regulation. Some of our current certificates have been granted under the EU Medical Devices Directive. In accordance with the EU Medical Devices Regulation’s recently extended transitional provisions, both (i) devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 and (ii) legacy devices lawfully placed on the EU market after May 26, 2021 in accordance with the EU Medical Devices Regulation transitional provisions may generally continue to be made available on the market or put into service, provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements.

Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation.

In the EU, there is currently no premarket government review of medical devices. However, the EU requires that all medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the general safety and performance requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that general safety and performance requirements.

Compliance with the general safety and performance requirements of the EU Medical Devices Regulation is a prerequisite for European conformity marking, or CE mark, without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can issue an EU declaration of conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

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

All manufacturers placing medical devices into the market in the EU must comply with the EU Medical Device Vigilance System which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions, or FSCAs, must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed - once functional - and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics and/or performance of a device on the market (e.g., inadequacy in supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons, or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be reported to the relevant authorities of the EU member states, and communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

Manufacturers (and authorized representatives) must also have available within their organization at least one person responsible for regulatory compliance, or PRRC, who possesses the requisite expertise in the field of medical devices. The PRRC is responsible for all aspects of compliance with the requirements of the EU Medical Devices Regulation and in particular compliance with post-market surveillance and vigilance requirements.

The advertising and promotion of medical devices is subject to some general principles set forth in the EU legislation. According to the EU Medical Devices Regulation, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

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

Brexit and the UK Regulatory Framework

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for the Great Britain (i.e., England, Wales, and Scotland) medical device market and the EU regulatory regime for medical devices no longer applies in Great Britain. Under the terms of the Ireland/Northern Ireland Protocol, the EU regulatory requirements continue to apply to medical devices placed on the Northern Ireland market. Consequently, the regulatory framework for medical devices in Great Britain continues to be broadly based on the requirements of the EU Medical Devices Directive as implemented into national law by the Medical Devices Regulation 2002 (“UK Medical Devices Regulations”).

Furthermore, on December 16, 2024, the UK government published an amendment to UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment will come into force on June 16, 2025 and aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed, or UKCA, mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. This consultation builds on the MHRA’s previous consultation between September and November 2021, and the UK government’s response to that consultation which was published on June 26, 2022. The MHRA has stated that it will incorporate feedback to its recent consultation into new legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to be implemented in 2026 and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.

Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, certain medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030.

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

With respect to our LLS and ALLY System, surgeons typically charge the patient a separate out-of-pocket fee for procedures using our device. The use of advanced IOLs designed to improve vision is also not reimbursed by Medicare beyond the standard reimbursement for a monofocal IOL and physicians charge the patient for the difference between the lower reimbursed amount and the cost of the advanced IOL. Surgeons typically offer the option of an advanced IOL to patients explaining that it is not covered by Medicare and will be an out-of-pocket expense. Use of our LLS and ALLY System is often accompanied by the implantation of an advanced IOL. We believe that the ability of our LLS and ALLY System, when used with advanced IOLs to optimize vision results, will encourage surgeons to perform the procedure and their patients to pay the additional out-of-pocket costs.

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

Human Capital

We are committed to revolutionizing refractive eye surgery. As a global leader in next generation, robotic laser for cataract surgery, our success depends on talented and motivated individuals who share our passion for making a difference in patients’ lives. We pride ourselves on having a highly collaborative, innovative environment where initiatives and teamwork are valued, and individual efforts are recognized. Together, we are one team, one vision.

As of December 31, 2024, we had approximately 140 employees that support our manufacturing, research and development, commercial and administrative functions. Primarily all of our workforce is based at our corporate headquarters in Orlando, Florida except for our commercial organization, which is spread throughout the United States based upon geographic responsibility.

In managing our business, we utilize a variety of human capital measures and objectives, including:

•
Hiring Strategies: We compete for highly skilled and talented individuals within the market. We promote hiring from within, and we source from outside to bring in new talent when necessary. We strive to have an inclusive workforce, and ultimately the respective hiring team’s goal is to choose the best candidate for each role.
•
Retention and Stability: We take pride in the stability and dedication of our workforce. Nearly 35% of employees have been with the Company five or more years, and over 20% have been with the Company 10 or more years. In 2024, we experienced a full-time employee turnover rate of approximately 20%.
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

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first quarter being the slowest. We believe these seasonal variations are consistent across our industry.

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

For the years ended December 31, 2024 and 2023, we had net losses of $31.4 million and $14.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $143.3 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue from the sale or lease of our Systems as well as the associated procedure licenses and sale of consumables used in each procedure involving our Systems. The commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue from the sale or lease of our Systems and the associated procedure licenses and consumables used in each procedure involving our Systems and expect that this will account for a majority of our revenue in the foreseeable future. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. The ALLY System has also received certification in the European Union, or EU, and regulatory approval in India, Taiwan and certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems.

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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the robotic laser-assisted cataract surgery, or LACS, procedure seamlessly in a single, sterile environment. The ALLY System is available to cataract surgeons in all U.S. and EU jurisdictions and has also received regulatory clearance in India, Taiwan, and certain other countries. We are also pursuing additional marketing or certification applications through our distributors in South Korea and China. In addition, our ability to meet production goals can also be impacted by supply chain interruptions. If we experience supply chain constraints, we may be unable to deliver ALLY Systems as planned.

The success of our ALLY System or any other new product offering or product enhancements we pursue will depend on several factors, including our ability to:

•
properly identify and anticipate cataract surgeon and patient needs;
•
develop and introduce new products and product enhancements in a timely manner;
•
exclude competition based on our intellectual property rights;
•
avoid infringing upon the intellectual property rights of third parties;
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

Additionally, weak or uncertain economic conditions may cause individuals to be less willing to pay for advanced cataract procedures. Our Systems’ procedures are not covered by or reimbursable through government or other third-party payors. A decline in economic conditions in the United States or in international markets could result in a decline in demand for the procedures in which our Systems are used and could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the year ended December 31, 2024, one customer accounted for approximately 14% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain, and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our ongoing activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, further regulatory clearances and launch of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We have also experienced negative effects on our capital requirements from supply chain interruptions, and we expect that supply chain disruptions will negatively affect our capital requirements and the availability of funds to finance those requirements in the future. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 51.4% of our total outstanding shares of common stock based on our shares outstanding as of December 31, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 12, Redeemable Convertible Preferred Stock, included elsewhere in this Annual Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to store and effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions, intellectual property, proprietary business information and certain personal information, including of our employees and contractors (collectively, “Confidential Information”). The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information technology systems, global communications, internet activity and other network processes. Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to information security breaches, acts of vandalism, computer viruses and malware (such as ransomware), misconfigurations, “bugs” or other vulnerabilities, theft or loss of Confidential Information. Confidential Information might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. We have technology security initiatives in place to mitigate our risk to these vulnerabilities, but there can be no assurance that our or our third-party service providers’ cybersecurity risk management program and processes, including policies, controls or procedures and other security measures will be adequately designed, complied with, implemented or effective to ensure that our or their operations are not disrupted or that data security breaches do not occur.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to Confidential Information.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

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

We may be subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or, collectively, HIPAA, the EU’s General Data Protection Regulation 2016/679 and applicable national supplementing laws, or GDPR, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or, collectively, CCPA. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities, including healthcare providers and research institutions, from which we obtain clinical trial data, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting such information for or on behalf of such covered entities, and their covered subcontractors. Depending on the facts and circumstances, we could be subject to regulatory investigation and enforcement action, including significant penalties, if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires covered businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The GDPR imposes comprehensive compliance obligations regarding our processing of personal data of individuals within the European Economic Area, or EEA, or in the context of our activities within the EEA, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union~~,~~ states that reliance on the standard contractual clauses, or SSCs a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European

Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.

We currently rely on the SCCs to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If we cannot rely on existing mechanisms for transferring personal data from the EEA, or other jurisdictions, we could be prevented from transferring personal data of individuals in those regions; we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we will have to implement revised SSCs for existing arrangements within required time frame; and/or it could otherwise adversely affect the manner in which we provide our services and thus materially affect our operations and financial results. Failure to comply with the GDPR could result in penalties for certain breaches of up to the greater of EUR 20 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

We are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, which collectively impose separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws.

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

The ALLY System, which has received clearance from the FDA and certification in the EU, enables cataract surgeons to complete the laser-assisted procedure seamlessly in a single, sterile environment. The ALLY System is available to all cataract surgeons in the U.S. and EU jurisdictions and has also received regulatory clearance in India, Taiwan, as well as certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea and China.

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

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. The aforementioned EU rules are generally applicable in the EEA which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and these three countries.

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

In the UK, on December 16, 2024, the UK government published an amendment to the UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment will come into force on June 16, 2025. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. The MHRA has stated that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to come into force in 2026. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, one of the key topics in the MHRA’s recent consultation was to obtain feedback on whether to remove the requirement for a medical device and its labelling (for example packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labelling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, or UDI, to medical devices before they are placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our devices, but we may need to assign and affix a UDI.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs, or other reviewing bodies, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under cGMP, requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

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

Although none of the procedures using our products are currently covered by any state, federal or foreign government healthcare programs or other third-party payors, applicable agencies and regulators may interpret that our commercial, research and other financial relationships with healthcare providers, institutions, and GPOs are nonetheless subject to various federal, state and foreign laws intended to prevent healthcare fraud and abuse, including the following:

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
•
the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
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

We own numerous issued patents and pending patent applications. As of December 31, 2024, we owned approximately 64 U.S. patents, 31 pending U.S. patent applications, 183 issued foreign patents, and 83 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We use artificial intelligence, or AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, or collectively AI Technologies, throughout our business, and are making significant investments in this area.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, or standards may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, in the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and depending on the AI use case includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union, or the CJEU, has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 51.4% of our total outstanding shares of common stock based on our shares outstanding as of December 31, 2024, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We also currently intend to take advantage of the reduced disclosure requirements regarding executive compensation. We are also entitled to take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We will remain an “emerging growth company” until December 31, 2025 (the fiscal year-end following the fifth anniversary of the completion of the spin-off).

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

North Run Capital, LP, or North Run, and its affiliates held 46.2% of the voting power of our capital stock based on shares outstanding as of December 31, 2024, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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
•
short sales of our common stock;
•
investor perception of us and our industry; and
•
changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East, acts of terrorism, natural disasters and public health crises or pandemics.

In addition, the stock market in general, and the market for medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This could limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities and suits have been initiated against us to date. For example, on August 14, 2023, two stockholders filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-JLH (D. Del.). In November 2024, the court granted our motion to dismiss the plaintiffs’ complaint. This type of litigation could result in very substantial costs, divert our management’s attention and resources, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, we had net operating loss, or NOL, carryforwards of $37.6 million for federal income tax purposes and $26.0 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOL carryforwards are not subject to expiration, but may generally only be used to offset 80% of future taxable income in a given year. Our state NOL carryforwards begin to expire in 2028. Our state NOL carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income.

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

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;

•
an information technology team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers with subject matter expertise, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

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

Our management team takes steps to stay informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information technology personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

We currently occupy approximately 35,000 square feet of office and manufacturing space at our corporate headquarters in Orlando, Florida, increasing to 45,000 square feet in September 2025, under a lease that expires in May 2029.

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

We as Defendants filed a motion to dismiss on February 26, 2024. On November 18, 2024, the court granted our motion to dismiss; the complaint was dismissed, and the case was closed during the three months ended December 31, 2024.

Item 4. Mine Safety Disclosure.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Stock Market under the symbol “LNSR.”

Stockholders

As of January 31, 2025, there were approximately 80 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements. A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 4, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a commercial-stage medical device company focused on designing, developing and marketing advanced laser systems for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our systems incorporate a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in a laser system that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes more efficiently.

Our current product portfolio includes the LENSAR Laser System, or LLS, and the ALLY Robotic Cataract Laser Treatment System™, or ALLY System, (collectively, the Systems) and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

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

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, India, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of December 31, 2024, consisted of approximately 65 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $42.2 million for the year ended December 31, 2023 to $53.5 million for the year ended December 31, 2024, representing an increase of 27%. Our net losses were $14.4 million and $31.4 million for the years ended December 31, 2023 and 2024, respectively. Our total installed base of LLS and ALLY Systems was approximately 385 as of December 31, 2024.

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

	Year Ended December 31,
(Dollars in thousands)	2024	2023
System	$13,345	$9,561
Recurring source revenue:
Procedure	27,720	22,082
Lease	7,532	6,448
Service	4,897	4,073
Total recurring source revenue	40,149	32,603
Total revenue	$53,494	$42,164
Recurring source revenue %	75%	77%

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

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Change from Prior
(Dollars in thousands)	2024	2023	Year %
Revenue:
Product	$41,065	$31,643	30%
Lease	7,532	6,448	17%
Service	4,897	4,073	20%
Total revenue	$53,494	$42,164	27%

Cost of revenue (excluding intangible amortization):
Product	$18,254	$13,902	31%
Lease	2,930	2,091	40%
Service	6,459	5,064	28%
Total cost of revenue	$27,643	$21,057	31%

Revenue

Total revenue for the year ended December 31, 2024 was $53.5 million, an increase of 27% when compared to total revenue of $42.2 million for the year ended December 31, 2023.

Product revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by $9.4 million, or 30%. The increase was primarily attributable to higher Systems sales (including the ability to sell the ALLY System in the EU beginning in August 2024), which amounted to a $3.8 million increase, and increased procedure volume, which amounted to a $5.6 million increase, during the year ended December 31, 2024.

The following table provides information about procedure volume:

	2024	2023	2022
Q1	39,486	31,600	38,901
Q2	42,203	35,349	33,359
Q3	42,231	32,649	28,453
Q4	45,586	37,414	31,400
Total procedure volume	169,506	137,012	132,113

Service revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by $0.8 million.

Geographically, the United States represented 63% and 71% of product and service revenues for the years ended December 31, 2024 and 2023, respectively.

Lease revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by $1.1 million, or 17%, primarily due to increased leased systems. Lease revenue is generated by Systems placements primarily in the United States.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2024 was $27.6 million, an increase of 31% when compared to total cost of revenue of $21.1 million for the year ended December 31, 2023.

Cost of product revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by $4.4 million, or 31%. The increase was primarily attributable to the number of Systems sales, which have a lower gross margin than procedure licenses, as well as the full costing of raw materials for ALLY Systems in 2024, whereas some raw materials utilized in manufacturing were previously charged to research and development expenses.

Cost of service revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by $1.4 million or 28%. This increase was primarily attributable to the increased number of Systems placements.

Cost of lease revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by $0.8 million, or 40%, primarily due to an increase in the number of newly leased Systems between the years, which have a higher depreciation cost than older and some fully depreciated leased Systems.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2024 were $26.5 million, an increase of $0.4 million, or 1%, compared to $26.1 million for the year ended December 31, 2023. General and administrative expenses increased in the period due to recording an Employee Retention Credit, or ERC, of $1.4 million in the year ended December 31, 2023, which significantly reduced expenses in 2023. Excluding the ERC, selling, general and administrative expenses decreased due to lower stock-based compensation expense and lower cash-based general and administrative expenses partially offset by a 16% increase in selling and marketing expenses in 2024 supporting the continued ALLY System growth in placements and procedures. We expect our selling and marketing expenses will continue to increase in the future to support the continued growth in ALLY System placements.

Research and Development. Research and development expenses were $5.3 million for the year ended December 31, 2024, a decrease of $0.8 million, or 13%, compared to $6.1 million for the year ended December 31, 2023.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $1.0 million for the year ended December 31, 2024, which was consistent with the year ended December 31, 2023.

Impairment of Intangible Assets. In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. During the year ended December 31, 2024, the Company determined that the carrying value of the intangible assets exceeded the estimated recoverable amount and recorded an impairment of intangible assets of $3.9 million. The impairment charge was offset with the write-off of contract liabilities associated with the intangible assets of $0.2 million.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the year ended December 31, 2024 were $20.7 million as compared to $2.2 million for the year ended December 31, 2023. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Net loss	$(31,404)	$(14,383)
Less: Interest income	(660)	(698)
Add: Depreciation expense	2,961	2,418
Add: Amortization expense	970	1,097
EBITDA	(28,133)	(11,566)
Add: Stock-based compensation expense	2,665	5,539
Add: Change in fair value of warrant liabilities	21,399	2,852
Add: Impairment of intangible assets	3,729	—
Less: Employee retention credit	—	(1,368)
Adjusted EBITDA	$(340)	$(4,543)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, impairment of intangible assets and the ERC, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies, as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges and impairment of intangible assets is a non-cash charge that is not indicative of our core operating results and the ERC is not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2024 and 2023, we had net losses of $31.4 million and $14.4 million, respectively, and, as of December 31, 2024, we had an accumulated deficit of $143.3 million. The change in fair value of warrant liabilities had a significant impact of $(21.4) million on net loss in the twelve months ended December 31, 2024, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of an increase in the Company’s stock price of approximately 155% during 2024. We expect to continue to incur losses and operating cash outflows for the near-term future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future.

In 2022, we transitioned from manufacturing and selling our LLS to focus on our ALLY System. The ALLY System has received regulatory approval in the United States, EU, India, Taiwan, as well as certain other countries. In addition, we are pursuing additional marketing or certification applications through our distributors in South Korea or China, but this process could take multiple years. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of December 31, 2024, we expect our current cash, cash equivalents, and investments, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Annual Report.

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

In May 2023, we entered into a Securities Purchase Agreement, or SPA, with NR-GRI Partners, LP, or NR-GRI, whereby we sold to NR-GRI, for an aggregate purchase price of $20.0 million, an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share”, which has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock, and warrants, the Warrants, to purchase an aggregate of 4.4 million shares of our common stock, the Private Placement. Fifty percent of the Warrants have an exercise price equal to $2.45 per share, and 50% of the Warrants have an exercise price equal to $3.0625 per share, subject in each instance to adjustments as provided under the terms of the Warrants. Net proceeds from the transaction were approximately $19.1 million after offering expenses. The Series A Redeemable Convertible Preferred Stock, if converted, would result in the issuance of 7.9 million shares of our common stock. Additionally, the terms of our Series A Redeemable Convertible Preferred Stock restrict our ability to incur debt in excess of $1.0 million or issue new shares in an amount greater than 10% of our outstanding common stock as of May 18, 2023 without the approval of the holder of the Series A Redeemable Convertible Preferred Stock (subject to certain exceptions).

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

Our material contractual obligations and commercial commitments at December 31, 2024 primarily consist of $2.6 million in operating lease liabilities for our facility lease, $0.7 million in lease obligations for additional facility space not recorded on the balance sheet, and $12.2 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 15 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our statements of cash flows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(2,275)	$(9,659)
Net cash used in investing activities	(2,161)	(4,156)
Net cash provided by financing activities	78	19,762
Net (decrease) increase in cash and cash equivalents	$(4,358)	$5,947

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $2.3 million, consisting primarily of a net loss of $31.4 million and a decrease in net operating assets of $3.0 million, partially offset by non-cash charges of $32.2 million. Non-cash charges primarily consisted of depreciation, amortization, impairment of intangible assets, stock-based compensation, and change in fair value of warrant liabilities. Net operating assets decreased due to accounts receivable and inventories offset with accounts payable and accrued liabilities.

Net cash used in operating activities for the year ended December 31, 2023 was $9.7 million, consisting primarily of a net loss of $14.4 million and a decrease in net operating assets of $7.8 million, partially offset by non-cash charges of $12.5 million. Non-cash charges consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities. Net operating assets decreased due to prepaid and other current assets, inventories, and accounts payable offset with accounts receivable, net.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $2.2 million, which consisted primarily of purchases and maturities of investments.

Net cash used in investing activities for the year ended December 31, 2023 was $4.2 million, which consisted primarily of purchases of investments and capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $0.1 million, primarily due to the net proceeds from issuance of common stock under equity incentive plans.

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

We intend to rely on other exemptions provided by the JOBS Act so long as we remain eligible, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We will remain an emerging growth company until December 31, 2025 (the fiscal year-end following the fifth anniversary of the completion of the Spin-Off).

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our financial statements included elsewhere in this Annual Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $22.5 million as of December 31, 2024. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2024.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable the system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of December 31, 2024, one customer accounted for approximately 12% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

For so long as we qualify as an “emerging growth company” as defined under the JOBS Act or a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the three months ended December 31, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2025 (the “2025 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2024.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-36 attached hereto and are filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

1.2	Sales Agreement, dated April 8, 2021 by and between LENSAR, Inc. and SVB Leerink LLC	Form S-3	333-255136	1.2	04/08/2021

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/02/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/02/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-Q	001-39473	3.2	11/07/2024

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	05/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

4.2	Description of Registered Securities	Form 10-K	001-39473	4.2	03/04/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.3	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	05/18/2023

4.4	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	05/18/2023

4.5	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	05/18/2023

10.1+	Transition Services Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.1	10/02/2020

10.2	Tax Matters Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.2	10/02/2020

10.3#	2020 Incentive Award Plan	Form S-8	333-249323	10.1	10/05/2020

10.4#	Form of Restricted Stock Agreement pursuant to 2020 Incentive Award Plan	Form S-8	333-249323	10.2	10/05/2020

10.5#	Form of Stock Option Agreement pursuant to 2020 Incentive Award Plan	Form 10-K	001-39473	10.5	03/03/2022

10.6#	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	Form 10-K	001-39473	10.6	03/03/2022

10.7#	Form of Performance Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	Form 10-Q	001-39473	10.2	05/09/2024

10.8#	Form of Performance Restricted Stock Unit Agreement – Director Deferral pursuant to 2020 Incentive Award Plan	Form 10-Q	001-39473	10.3	05/09/2024

10.9#	2020 Employee Stock Purchase Plan	Form 10/A	001-39473	10.5	09/14/2020

10.10#	2024 Employment Inducement Incentive Award Plan	Form 8-K	001-39473	10.1	02/26/2024

10.11#	Form of Stock Option Agreement pursuant to 2024 Employment Inducement Incentive Award Plan	Form 8-K	001-39473	10.2	02/26/2024

10.12#	Form of Restricted Stock Unit Agreement pursuant to 2024 Employment Inducement Incentive Award Plan	Form 8-K	001-39473	10.3	02/26/2024

10.13#	Non-Employee Director Compensation Program, as amended	Form 10-Q	001-39473	10.1	05/09/2024

10.14#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Nicholas Curtis	Form 10	001-39473	10.6	08/26/2020

10.15#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Alan Connaughton	Form 10	001-39473	10.7	08/26/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.16#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Thomas R. Staab II	Form 10	001-39473	10.8	08/26/2020

10.17#	Form of Indemnification Agreement between LENSAR, Inc. and its directors and officers	Form 10	001-39473	10.9	08/26/2020

10.18+

Industrial Real Estate Lease, dated as of July 30, 2010, by and between LENSAR, Inc. and Challenger-Discovery, LLC, as amended as of March 15, 2016, December 16, 2016, August 20, 2020, September 9, 2020, and December 17, 2024

						*

10.19+	Securities Purchase Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.1	05/15/2023

10.20	Form of Voting Agreement between NR-GRI Partners, LLP, and each of the executive officers and directors of LENSAR, Inc.	Form 8-K	001-39473	10.1	05/18/2023

19.1	Insider Trading Compliance Policy					*

21.1	Subsidiaries of the Registrant	Form 10-K	001-39473	21.1	03/12/2021

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Form 10-K	001-39473	97.1	03/04/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

LENSAR, Inc.

Date: February 27, 2025	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2025		/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicholas T. Curtis	Chief Executive Officer and Director (principal executive officer)	February 27, 2025
Nicholas T. Curtis

/s/ Thomas R. Staab, II	Chief Financial Officer (principal financial officer)	February 27, 2025
Thomas R. Staab, II

/s/ Kendra W. Wong	Principal Accounting Officer (principal accounting officer)	February 27, 2025
Kendra W. Wong

/s/ William J. Link, Ph.D.	Chairperson of the Board of Directors	February 27, 2025
William J. Link, Ph.D.

/s/ Thomas B. Ellis	Director	February 27, 2025
Thomas B. Ellis

/s/ Todd B. Hammer	Director	February 27, 2025
Todd B. Hammer

/s/ Richard L. Lindstrom, M.D.	Director	February 27, 2025
Richard L. Lindstrom, M.D.

/s/ Elizabeth G. O’Farrell	Director	February 27, 2025
Elizabeth G. O’Farrell

/s/ Aimee S. Weisner	Director	February 27, 2025
Aimee S. Weisner

/s/ Gary M. Winer	Director	February 27, 2025
Gary M. Winer

LENSAR, Inc.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2024 and 2023 and for the Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LENSAR, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LENSAR, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Raleigh, North Carolina

February 27, 2025

We have served as the Company's auditor since 2020.

LENSAR, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue
Product	$41,065	$31,643
Lease	7,532	6,448
Service	4,897	4,073
Total revenue	53,494	42,164
Cost of revenue (exclusive of amortization)
Product	18,254	13,902
Lease	2,930	2,091
Service	6,459	5,064
Total cost of revenue	27,643	21,057
Operating expenses
Selling, general and administrative expenses	26,488	26,100
Research and development expenses	5,329	6,139
Amortization of intangible assets	970	1,097
Impairment of intangible assets	3,729	—
Total operating expenses	36,516	33,336
Operating loss	(10,665)	(12,229)
Other (expense) income
Change in fair value of warrant liabilities	(21,399)	(2,852)
Other income, net	660	698
Net loss	(31,404)	(14,383)
Other comprehensive gain
Change in unrealized gain on investments	2	4
Net loss and comprehensive loss	$(31,402)	$(14,379)
Net loss per common share:
Basic and diluted	$(2.73)	$(1.31)
Weighted-average number of shares used in calculation of net loss per common share:
Basic and diluted	11,518	10,971

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,263	$20,621
Short-term investments	6,192	3,443
Accounts receivable, net of allowance of $105 and $62, respectively	6,085	4,001
Notes receivable, net of allowance of $8 and $7, respectively	395	323
Inventories	11,428	15,689
Prepaid and other current assets	1,616	2,367
Total current assets	41,979	46,444
Property and equipment, net	664	679
Equipment under lease, net	13,767	7,459
Long-term investments	—	492
Notes and other receivables, long-term, net of allowance of $23 and $26, respectively	1,160	1,279
Intangible assets, net	6,112	11,025
Other assets	2,615	2,207
Total assets	$66,297	$69,585
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$5,995	$4,007
Accrued liabilities	6,807	5,717
Deferred revenue	1,677	1,349
Operating lease liabilities	524	559
Total current liabilities	15,003	11,632
Long-term operating lease liabilities	2,090	1,750
Warrant liabilities	29,856	8,457
Other long-term liabilities	702	570
Total liabilities	47,651	22,409
Commitments and contingencies (Note 11)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at December 31, 2024 and 2023; 20 shares issued and outstanding at December 31, 2024 and 2023; aggregate liquidation preference of $20,000 at December 31, 2024 and 2023	13,784	13,747
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at December 31, 2024 and 2023; 11,654 and 11,327 shares issued and outstanding at December 31, 2024 and 2023, respectively	116	113
Additional paid-in capital	148,035	145,203
Accumulated other comprehensive income	6	4
Accumulated deficit	(143,295)	(111,891)
Total stockholders’ equity	4,862	33,429
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$66,297	$69,585

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(31,404)	$(14,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,961	2,418
Amortization of intangible assets	970	1,097
Impairment of intangible assets	3,729	—
Non-cash operating lease cost	539	534
Provision for expected credit losses	65	1
Write-down of inventory	94	66
Loss on disposal of property and equipment	—	7
Stock-based compensation expense	2,665	5,539
Change in fair value of warrant liabilities	21,399	2,852
Amortization on investments, net	(250)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(2,189)	2,057
Notes receivable	87	(980)
Prepaid and other current assets	751	(1,305)
Inventories	(4,899)	(7,461)
Accounts payable	1,956	(1,417)
Accrued liabilities	1,219	892
Deferred revenue	675	915
Operating lease liabilities	(559)	(539)
Other	(84)	60
Net cash used in operating activities	(2,275)	(9,659)
Cash flows from investing activities
Purchase of property and equipment	(156)	(236)
Purchase of investments	(10,245)	(3,920)
Maturities of investments	8,240	—
Net cash used in investing activities	(2,161)	(4,156)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	306	327
Proceeds from issuance of common stock through option exercises	58	—
Net settlement of stock-based compensation awards	(188)	(52)
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	13,882
Proceeds from issuance of warrants	—	5,605
Payment of accrued offering costs allocable to preferred stock	(98)	—
Net cash provided by financing activities	78	19,762
Net (decrease) increase in cash and cash equivalents	(4,358)	5,947
Cash and cash equivalents at beginning of the year	20,621	14,674
Cash and cash equivalents at end of the year	$16,263	$20,621

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS, continued

(In thousands)

	Year Ended December 31,
	2024	2023
Supplemental cash flow information
Cash paid for taxes	$24	$18
Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$9,066	$3,938
Transfer from (to) Inventories to (from) Property and equipment, net	$—	$(491)
Accrued offering costs	$—	$(135)

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Series A
	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2022	—	$—	11,093	$111	$139,381	$(97,508)	$—	$41,984
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $649	20	13,747	—	—	—	—	—	—
Stock-based compensation under the 2020 Plan	—	—	—	—	5,539	—	—	5,539
Issuance of common stock under the 2020 Plan, net of forfeitures	—	—	100	1	(43)	—	—	(42)
Issuance of common stock under the 2020 ESPP	—	—	140	1	326	—	—	327
Restricted stock awards cancelled	—	—	(6)	—	—	—	—	—
Net loss	—	—	—	—	—	(14,383)	—	(14,383)
Change in unrealized gain on investments	—	—	—	—	—	—	4	4
Balance as of December 31, 2023	20	13,747	11,327	113	145,203	(111,891)	4	33,429
Stock-based compensation under the 2020 Plan	—	—	—	—	2,665	—	—	2,665
Exercise of stock options under the Incentive Plans	—	—	16	—	58	—	—	58
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	197	2	(196)	—	—	(194)
Issuance of common stock under the 2020 ESPP	—	—	114	1	305	—	—	306
Series A Redeemable Convertible Preferred Stock offering costs accrual release	—	37	—	—	—	—	—	—
Net loss	—	—	—	—	—	(31,404)	—	(31,404)
Change in unrealized gain on investments	—	—	—	—	—	—	2	2
Balance as of December 31, 2024	20	$13,784	11,654	$116	$148,035	$(143,295)	$6	$4,862

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s LENSAR Laser System (“LLS”) and ALLY Robotic Cataract Laser System™ (“ALLY System”) (collectively the “Systems”), which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its ALLY System as a compact, highly ergonomic system utilizing an extremely fast dual-modality laser and integrating artificial intelligence (“AI”) into proprietary imaging and software. The ALLY System is designed to transform premium cataract surgery by utilizing LENSAR’s advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. The Company executed a controlled and targeted initial launch of the ALLY System beginning in August 2022 in the United States. The ALLY System is available to U.S. and European Union cataract surgeons and has also received regulatory clearance in India, Taiwan, and certain other countries. In addition, the Company is pursuing additional marketing or certification applications through its distributors in South Korea and China.

The Company has incurred recurring losses and operating cash outflows since its inception and as of December 31, 2024 had an accumulated deficit of $143,295. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash, cash equivalents, and investments, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to continue to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

Segment Reporting

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

Investments

Investments consist of money market funds, U.S. treasury bills and government securities, and certificates of deposit. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments, and long-term investments. Management determines the appropriate classification of the investments at the time they are purchased and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

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

Accounts Receivable

The Company had $136 and $95 for allowance for credit losses as of December 31, 2024 and 2023, respectively. The Company makes estimates of the collectability of accounts receivable. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends, changes in customer payment patterns, and possible impact of current conditions and reasonable forecasts not already reflected in historical loss information when evaluating the adequacy of the allowance for credit losses. Amounts are charged off against the allowance for credit losses when the Company determines that recovery is unlikely, and the Company ceases collection efforts.

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

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights, acquired technology, and customer relationships. Acquired product rights and acquired technology are amortized on a straight-line basis over their estimated useful lives of 15 to 20 years. Customer relationships are amortized on a straight-line basis or a double declining basis over their estimated useful lives up to 20 years, based on the method that better represents the economic benefits to be obtained. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. During the year ended December 31, 2024, the Company recorded an impairment for intangible assets, see Note 8, Intangible Assets, for more details. The Company did not record any impairment of its intangible assets for the year ended December 31, 2023.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product revenue. Shipping and handling costs for the years ended December 31, 2024 and 2023 were $337 and $198, respectively.

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

Product Revenue. The Company recognizes revenue for the sale of the following products at a point in time:

Equipment. The Company’s LLS and ALLY System sales are recognized as Product revenue when the Company transfers control of the system. This usually occurs after the customer signs a contract, the Company installs the system, and the Company performs the requisite training for use of the system for direct customers. System sales to distributors are recognized as revenue upon shipment as they do not require training and installation.

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

Concentrations of Customers

For the year ended December 31, 2024, one customer accounted for 14% of the Company’s revenue and 12% of the Company’s accounts receivable, net as of December 31, 2024. For the year ended December 31, 2023, one customer accounted for 10% of the Company’s revenue and no customers accounted for 10% or more of the Company’s accounts receivable, net as of December 31, 2023.

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

In May 2023, the Company completed the Private Placement (as defined in Note 12, Redeemable Convertible Preferred Stock) with NR-GRI Partners, LP (“NR-GRI”), an affiliate of North Run Capital, LP (“North Run”). Pursuant to the terms of the Private Placement, Thomas B. Ellis and Todd B. Hammer, co-managing partners of North Run, joined the Company’s Board of Directors following the Company’s 2023 Annual Meeting of Stockholders. Refer to Note 10, Warrant Liabilities, and Note 12, Redeemable Convertible Preferred Stock, for more details related to the Private Placement.

In June 2023, the Company entered into an international distribution agreement in India with a company owned by an employee at that time. The Company established the distributor relationship to gain regulatory and operational efficiencies, as well as to establish consistent operations with all other international markets where it conducts business. During the year ended December 31, 2023, the Company began transitioning transactions with customers in India to the distributor. The Company recognized $290 and $202 in product revenue, $301 and $103 in cost of product sales, and $119 and $184 in selling, general and administrative expenses for the years ended December 31, 2024 and 2023, respectively, associated with its Indian operations. There were no amounts due from, or due to, the distributor at December 31, 2024 or 2023. The related party relationship ended on April 1, 2024.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs includes design and production costs, including website development, written media campaigns, and other items. Advertising costs of $580 and $617 were expensed during the years ended December 31, 2024 and 2023, respectively.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), an aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of the Company’s stock that exceeds 50 percentage points (by value) over a rolling three-year period (a “Section 382 ownership change”) may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. The Company completed a Section 382 ownership change analysis through its taxable year ended December 31, 2023 and determined that, during the second quarter of 2023, the Company experienced a Section 382 ownership change in connection with the Private Placement of Series A Redeemable Convertible Preferred Stock (the “Private Placement”), triggering the application of Section 382 of the Code. Refer to Note 12, Redeemable Convertible Preferred Stock, for more details related to the Private Placement. The Company has not completed an analysis to determine whether any subsequent Section 382 ownership changes have occurred and thus whether additional limitations have been triggered under Sections 382 and 383 of the Code since December 31, 2023. The Company computed and applied limitations of tax deductions in the income tax provision computation for the years ended December 31, 2023 and December 31, 2024; however, these limitations do not have a material impact on the financial statements.

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

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system, (3) whether the lease term is for the major part of the remaining economic life of the leased system, (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise, and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria are met, the lease is classified as a sales-type lease. If none of these criteria are met the lease is classified as an operating lease. For the years ended December 31, 2024 and 2023, the Company does not have any sales-type leases.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard is effective for the Company’s annual financial statements for the year ending December 31, 2025. The Company does not believe that adoption of the standard will result in material changes to the financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 to the financial statement disclosures.

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
United States	$28,907	$25,262
Europe	10,157	5,585
Asia (excluding South Korea)	5,487	3,836
South Korea	848	257
Other	563	776
Total[1]	$45,962	$35,716

1 The table above does not include lease revenue of $7,532 and $6,448 for the years ended December 31, 2024 and 2023, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

		As of December 31,
	Classification	2024	2023
Accounts receivable, current	Accounts receivable, net	$6,085	$4,001
Accounts receivable, long-term	Notes and other receivables, long-term, net	$38	$—
Notes receivable, current	Notes receivable, net	$395	$323
Notes receivable, long-term	Notes and other receivables, long-term, net	$1,122	$1,279
Contract asset, current	Prepaid and other current assets	$236	$982
Deferred revenue, current	Deferred revenue	$1,677	$1,349
Deferred revenue, non-current	Other long-term liabilities	$696	$350
Contract liability, long-term	Other long-term liabilities	$—	$220

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

The following table summarizes the activity in the allowance for accounts receivable:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2022	$56
Change in provision for credit losses	6
Write-offs	—
Accounts receivable, allowance for credit losses as of December 31, 2023	62
Change in provision for credit losses	43
Write-offs	—
Accounts receivable, allowance for credit losses as of December 31, 2024	$105

Notes Receivables, Net—Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 5.8% to 8.0%. The Company recorded interest income on notes receivable during the years ended December 31, 2024 and 2023 of $103 and $85 in other income, net in the statements of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2022	$13
Change in provision for credit losses	20
Write-offs	—
Notes receivable, allowance for credit losses as of December 31, 2023	33
Change in provision for credit losses	(2)
Write-offs	—
Notes receivable, allowance for credit losses as of December 31, 2024	$31

Maturities of notes receivables, net under extended payment terms with a significant financing component as of December 31, 2024 are as follows:

Fiscal Year	Amount
2025	498
2026	498
2027	411
2028	251
2029	80
Thereafter	66
Total undiscounted cash flows	1,804
Present value of notes receivable	1,548
Difference between undiscounted and discounted cash flows	$256

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets at December 31, 2022	$332
Contract assets recognized	1,630
Payments received	(806)
Write-offs due to contract modifications	(174)
Contract assets at December 31, 2023	982
Contract assets recognized	1,037
Payments received	(1,595)
Write-offs due to contract modifications	(188)
Contract assets at December 31, 2024	$236

Deferred Revenue and Contract Liabilities—The Company’s deferred revenue and contract liabilities represent services and products sold to customers for which the performance obligation has not been completed by the Company. The Company classifies deferred revenue and contract liabilities as current or noncurrent based on the timing of when it expects to recognize revenue. The noncurrent portion of deferred revenue and contract liabilities is included in other long-term liabilities in the Company’s balance sheets.

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Contract liabilities as of December 31, 2022	$935
Billings not yet recognized as revenue	1,847
Beginning contract liabilities recognized as revenue	(863)
Contract liabilities at December 31, 2023	1,919
Billings not yet recognized as revenue	2,055
Beginning contract liabilities recognized as revenue	(1,387)
Impairment[1]	(214)
Contract liabilities at December 31, 2024	$2,373

1 The Company wrote off certain contract liabilities associated with intangible assets that were determined to be impaired during the year ended December 31, 2024. Refer to Note 8, Intangible Assets.

Transaction Price Allocated to Future Performance Obligations

At December 31, 2024, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $39,213. The Company expects to satisfy its remaining performance obligations over the next five years, with $12,659 to be satisfied in the next twelve months, $9,599 to be satisfied in the next two years, $8,497 to be satisfied in the next three years, $5,670 to be satisfied in the next four years, and $2,788 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Costs to Obtain Contracts

The following table provides information about the costs to obtain contracts associated with contracts with customers for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Beginning balance	$35	$4
Additions	701	611
Amortization	(571)	(580)
Ending balance	$165	$35

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying value of the Company’s notes receivable also approximates fair value based on the associated credit risk.

The Company classifies money market funds, U.S. treasury bills and government securities, and certificates of deposit as Level 1 within the fair value hierarchy as the fair value is based on quoted prices. The Company classifies its warrant derivative liabilities as Level 3 within the fair value hierarchy as the Company estimates the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model, refer to Note 10, Warrant Liabilities.

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,631	$—	$—	$6,631
U.S. treasury bills	3,451	—	—	3,451
Certificates of deposit	247	—	—	247
U.S. government securities	2,494	—	—	2,494
Total assets	$12,823	$—	$—	$12,823

Liabilities
Warrant derivative liabilities	$—	$—	$29,856	$29,856
Total liabilities	$—	$—	$29,856	$29,856

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	5,942	—	—	5,942
Certificates of deposit	983	—	—	983
Total assets	$18,096	$—	$—	$18,096

Liabilities
Warrant derivative liabilities	$—	$—	$8,457	$8,457
Total liabilities	$—	$—	$8,457	$8,457

There were no transfers between fair value hierarchy levels during the years ended December 31, 2024 and 2023.

The fair value of the Company's financial assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,631	$—	$—	$6,631
Short-term investments
U.S. treasury bills	3,449	2	—	3,451
Certificates of deposit	245	2	—	247
U.S. government securities	2,492	2	—	2,494
Total	$12,817	$6	$—	$12,823

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,171	$—	$—	$11,171
U.S. treasury bills	2,989	1	—	2,990
Short-term investments
U.S. treasury bills	2,952	—	—	2,952
Certificates of deposit	490	1	—	491
Long-term investments
Certificates of deposit	490	2	—	492
Total	$18,092	$4	$—	$18,096

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the year ended December 31, 2024 is set forth below:

	Fair Value at		Fair Value at
	December 31,	Change in	December 31,
	2023	Fair Value	2024
Series A Warrant	$4,462	$10,889	$15,351
Series B Warrant	3,995	10,510	14,505
Total warrant liabilities	$8,457	$21,399	$29,856

Note 5. Inventories

Inventory balances were as follows:

	As of December 31,
	2024	2023
Finished Goods	$2,936	$4,936
Work-in-process	1,292	2,395
Raw Materials	7,200	8,358
Total	$11,428	$15,689

Write downs of inventories to net realizable value amounted to $94 and $66 for the years ended December 31, 2024 and 2023, respectively.

Note 6. Leases

Lessee Arrangements

The Company has an operating lease for a corporate office. In December 2024, the Company amended the lease to extend through May 2029 commencing in December 2024. The lease amendment constitutes a modification as it extends the original lease term, which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use-asset. The reassessment resulted in continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the extended lease term and the incremental borrowing rate at the effective date of modification of 10%. The amendment also increases the amount of space leased starting in September 2025. As per ASC 842, the lease for additional space is treated as a separate lease and recorded when access to the new space is granted. The additional leased space commits the Company to a rent obligation of $717, which is not recorded on the Company’s balance sheet. The Company’s operating lease has a remaining lease term of 4.4 years as of December 31, 2024. The Company also has an operating lease for office equipment.

The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$577	$589
Short-term lease cost	69	49
Total lease cost	$646	$638

Supplemental cash flow information related to leases, including the lease modification, is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$575	$560
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$863	$46

The following table presents the lease balances within the balance sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases:

		As of December 31,
Operating Leases	Classification	2024	2023
Operating lease ROU assets	Other assets	$2,466	$2,141

Operating lease liabilities, current	Operating lease liabilities	$524	$559
Operating lease liabilities, long-term	Long-term operating lease liabilities	2,090	1,750
Total operating lease liabilities		$2,614	$2,309

Weighted-average remaining lease term		4.4 years	3.9 years
Weighted-average discount rate		10.00%	10.00%

Maturities of operating lease liabilities as of December 31, 2024 are as follows:

Fiscal Year	Amount
2025	543
2026	595
2027	623
2028	634
2029	268
Total operating lease payments	2,663
Less: imputed interest	(49)
Total operating lease liabilities	$2,614

Lessor Arrangements

The Company has operating leases for LLS and ALLY Systems, which occur primarily in the United States. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the years ended December 31, 2024 and 2023 was as follows:

	Year ended December 31,
	2024	2023
Lease revenue	$7,532	$6,448

Equipment under lease is as follows:

	As of December 31,
	2024	2023
Equipment under lease	$25,410	$16,969
Less accumulated depreciation	(11,643)	(9,510)
Equipment under lease, net	$13,767	$7,459

Depreciation expense on equipment under lease amounted to $2,776 and $2,052 for the years ended December 31, 2024 and 2023, respectively.

Maturities of operating lease payments as of December 31, 2024 are as follows:

Fiscal Year	Amount
2025	2,107
2026	1,517
2027	1,260
2028	623
2029	543
Total undiscounted cash flows	$6,050

Note 7. Property and Equipment

The following table provides details of property and equipment, net:

	As of December 31,
	2024	2023
Leasehold improvements	$112	$112
Manufacturing equipment	1,016	987
System and laser	1,097	1,295
Software	331	293
Other	200	185
Total	2,756	2,872
Less accumulated depreciation	(2,385)	(2,381)
Construction in progress	293	188
Property and equipment, net	$664	$679

Depreciation expense on property and equipment amounted to $185 and $366 for the years ended December 31, 2024 and 2023, respectively.

Note 8. Intangible Assets

The components of intangible assets were as follows:

	As of December 31, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,678)	$—	$1,614	$4,292	$(2,360)	$1,932
Acquired technology [1,3,4,5]	13,900	(5,459)	(3,943)	4,498	13,900	(4,807)	9,093
Acquired trademarks [1]	570	(570)	—	—	570	(570)	—
	$18,762	$(8,707)	$(3,943)	$6,112	$18,762	$(7,737)	$11,025

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

5 In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. The Company determined that the carrying value of the intangible assets in items 3 and 4 above exceeded the estimated recoverable amount of $0 and recorded an impairment of intangible assets of $3,943. The impairment charge was offset with the write-off of contract liabilities associated with the intangible assets of $214.

Amortization expense for the years ended December 31, 2024 and 2023 was $970 and $1,097, respectively.

Based on the intangible assets recorded at December 31, 2024, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
2025	921
2026	911
2027	902
2028	695
2029	690
Thereafter	1,993
Total remaining estimated amortization expense	$6,112

Note 9. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2024	2023
Compensation	$5,002	$3,974
Professional services	776	419
Warranty	432	324
Other	597	1,000
Total	$6,807	$5,717

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.3%	3.8%
Expected term (years)	3.4	4.4
Expected volatility	61%	55%
Dividends	0.0%	0.0%

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

Note 11. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $12,157 over the next 15 months. The Company expects to meet these requirements.

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. During the year ended December 31, 2023, the Company received a majority of the ERC. As such, the Company recorded $1,368 as a reduction of selling, general and administrative expenses, which represents the ERC net of professional fees during the year ended December 31, 2023. During the year ended December 31, 2024, no amounts were recorded related to the ERC. The ERC receivable of $431 is included in other current assets in the Company’s balance sheet at December 31, 2024.

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

In addition, on August 14, 2023, stockholders Ryan Schaper and Christopher P. Bolster filed a Verified Amended Class Action Complaint against the Company and certain of its officers and members of the board of directors (“Defendants”) in the matter captioned Schaper v. LENSAR, Inc., et al., Case No. 1:23-cv-00692-JLH (D. Del.). On December 12, 2023, the Court appointed Ryan Schaper and Christopher P. Bolster as Lead Plaintiffs. On January 12, 2024, Lead Plaintiffs filed a Verified Second Amended Class Action Complaint. Defendants filed a motion to dismiss on February 26, 2024. On November 18, 2024, the court granted the Company’s motion to dismiss; the complaint was dismissed, and the case was closed.

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

Note 13. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the years ended December 31, 2024 and 2023.

Note 14. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of December 31, 2024 the Company has reserved 5,550 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2022	1,002	—
Authorized	555	—
Granted/Awarded	(1,380)	—
Cancelled	117	—
Balance at December 31, 2023	294	—
Authorized	566	100
Granted/Awarded	(631)	(18)
Cancelled	248	2
Balance at December 31, 2024	477	84

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

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,202	$6.91	8.7	$—
Options granted	834	$2.98
Options exercised	—	$—
Options cancelled	(62)	$5.01
Outstanding at December 31, 2023	1,974	$5.31	8.0	$429
Options granted	49	$4.39
Options exercised	(16)	$3.75
Options cancelled	(162)	$6.15
Outstanding at December 31, 2024	1,845	$5.22	7.3	$6,859

Vested and expected to vest at December 31, 2024	1,845	$5.22	7.3	$6,859
Vested and exercisable at December 31, 2024	1,392	$5.60	7.2	$4,653

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $2.56 and $1.94, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023 was approximately $1,531 and $2,264, respectively. Total unrecognized compensation expense of $1,071 related to stock options will be recognized over a weighted average period of 1.6 years.

The following table summarizes information about stock options outstanding and vested as of December 31, 2024:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	334	8.0	$2.66	156	$2.66
$3.23	422	8.4	$3.23	332	$3.23
$3.27 - $5.95	46	9.1	$4.25	2	$4.83
$6.04	398	7.0	$6.04	291	$6.04
$6.07 - $8.62	645	6.4	$7.42	611	$7.43
	1,845	7.3	$5.22	1,392	$5.60

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the years ended December 31, 2024 and 2023:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.6 - 4.6%	3.5 - 4.7%
Expected term (years)	6	6
Expected volatility	58 - 61%	57 - 70%
Dividends	0.0%	0.0%

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

The total fair value of restricted stock awards vested during the year ended December 31, 2023 was $6,342. There was no activity related to restricted stock awards during the year ended December 31, 2024.

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

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted- average grant- date fair value per share
Non-vested at December 31, 2022	86	$6.33
Granted	546	$2.73
Vested	(113)	$4.14
Cancelled	(36)	$2.65
Non-vested at December 31, 2023	483	$3.04
Granted	600	$3.23
Vested	(239)	$3.04
Cancelled	(47)	$2.74
Non-vested at December 31, 2024	797	$3.20

The total fair value of restricted stock units vested during the year ended December 31, 2024 and 2023 was $723 and $466, respectively. At December 31, 2024 there was approximately $1,486 of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance and will be increased on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of December 31, 2024, the Company has reserved 564 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

As of December 31, 2024, 418 shares of common stock have been issued to employees participating in the 2020 ESPP and 146 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s statements of operations:

	Year Ended December 31,
	2024	2023
Revenue—product	$8	$10
Cost of revenue—product	215	289
Cost of revenue—service	128	168
Selling, general and administrative expenses	1,983	4,495
Research and development expenses	331	577
Total	$2,665	$5,539

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2025	$1,529
2026	603
2027	334
2028	91
Total unrecognized stock-based compensation expense	$2,557

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at December 31, 2024 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 15. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2024	2023
United States	$(31,404)	$(14,383)
Foreign	—	—
Total	$(31,404)	$(14,383)

The provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

Year Ended December 31,
	2024	2023
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred income tax (benefit)
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total provision	$—	$—

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statements of operations is as follows:

	Year Ended December 31,
	2024	2023
Tax at U.S. statutory rate on income before income taxes	$(6,595)	$(3,020)
Change in valuation allowance	2,404	1,540
State taxes	(503)	(376)
Section 162(m)	69	248
Stock-based compensation	93	191
Deferred adjustment	—	773
Warrant expense	4,494	599
Other	38	45
Total	$—	$—

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

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,686	$1,836
Net operating loss carryforwards - Section 382 limited	6,686	6,195
Intangible assets	6,155	5,530
Capitalization of research and experimentation expenses	3,514	3,211
Stock-based compensation	950	727
Fixed assets	—	165
Other	1,646	1,257
Total deferred tax assets	21,637	18,921
Valuation allowance	(20,275)	(17,871)
Total deferred tax assets, net of valuation allowance	1,362	1,050
Deferred tax liabilities:
Section 481(a) adjustment	(678)	(670)
Other	(684)	(380)
Total deferred tax liabilities	(1,362)	(1,050)
Net deferred tax assets	$—	$—

The deferred tax assets associated with net operating losses included in the table above for the years ended December 31, 2024 and 2023 reflect the net operating losses the Company expects to generate on its federal and state income tax returns.

As of December 31, 2024 and 2023, the Company maintained U.S. federal net operating loss carryforwards of $37,673 and $32,452, respectively. As of December 31, 2024 and 2023, the Company also maintained state net operating loss carryforwards of $25,914 and $23,317, respectively. The U.S. federal net operating losses generated during years ended December 31, 2024 and 2023 (and not Code Section 382 limited; see below) may only be utilized to offset 80% of taxable income annually and may be carried forward indefinitely. The state net operating loss carryforwards generated will begin expiring in the year 2028, if not utilized.

Certain of our U.S. federal and state tax attributes are subject to change of ownership limitations provided by the Code and similar state provisions. In general, if the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points (by value) over a rolling three-year period (a “Section 382 ownership change”), utilization of such corporation’s pre-change NOL and credit carryforwards are subject to an annual limitation. The Company completed a Code Section 382 study through December 31, 2023 and determined that a Section 382 ownership change occurred on May 18, 2023 in connection with the Private Placement. At the time, the Company was in a net unrealized built-in loss position (“NUBIL”). The amount of pre-change NOL carryforwards which are subject to this limitation are $25,741.

As of December 31, 2024, the Company determined that it continued to be more likely than not that certain deferred tax assets would not be realized in the near future and maintained a $20,275 valuation allowance against deferred tax assets. The net change in total valuation allowance between the years ended December 31, 2024 and 2023 was an increase of $2,404 and the net change between the years ended December 31, 2023 and 2022 was an increase of $1,540. The Company’s determination was based on its review and analysis of all the available evidence as of the balance sheet date, both positive and negative.

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2024 and 2023, the Company did not record a reserve for uncertain tax positions.

The Company’s income tax returns for periods separate from the consolidation with PDL are subject to examination by U.S. federal, state and local tax authorities for tax years 2021 forward. The Company's separate state and local tax returns are generally not subject to examination by authorities for tax years prior to 2017; however, as we utilize our net operating loss carryforwards, prior years can be subject to examination from 2012 forward. The Company is not currently under examination in any significant tax jurisdictions. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $0 as of December 31, 2024 and 2023.

The 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and experimental (“R&E”) expenditures effective for taxable years beginning after December 31, 2021. R&E expenditures attributable to U.S.-based research must be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the U.S. must be amortized over a period of 15 years. The Company does not believe that this requirement has had a material impact on its financial statements.

Note 16. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Year Ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(31,404)	$(14,383)
Weighted average number of shares of common stock	11,518	10,971
Basic and diluted net loss per share	$(2.73)	$(1.31)

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

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its net loss per diluted share calculations for the periods presented because their effect was anti-dilutive:

	Year Ended December 31,
	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants and Series B Warrants	4,367	4,367
Restricted stock units	797	483
Outstanding stock options	1,845	1,974

The anti-dilutive weighted-average shares excluded from the net loss per share diluted shares calculations were:

	Year Ended December 31,
	2024	2023
Series A Redeemable Convertible Preferred Stock	7,940	3,002
Series A Warrants	1,073	165
Series B Warrants	795	—
Restricted stock units	394	720
Outstanding stock options	1,260	1,808
Total	11,462	5,695

Note 17. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net loss to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total consolidated assets. As of December 31, 2024 and 2023, 98% and 95% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net loss is below:

	Year Ended December 31,
	2024	2023
Revenue	$53,494	$42,164
Less:
Personnel expense	25,056	20,015
Other cost of revenue[1]	16,028	11,094
Other research and development expense[1]	1,244	1,786
Other sales and marketing expense[1]	4,492	4,371
Other general and administrative expense[1]	7,022	8,083
Stock-based compensation expense	2,657	5,529
Change in fair value of warrant liabilities	21,399	2,852
Impairment of intangible assets	3,729	—
Depreciation expense	2,961	2,418
Amortization expense	970	1,097
Other income, net	(660)	(698)
Net loss	$(31,404)	$(14,383)

1 The Company deducts personnel expense, stock-based compensation expense, depreciation expense, and amortization expense from GAAP expenses to arrive at other costs and expenses.