Form 10-K/A
period 2024-12-31
LENSAR, Inc.
filed 2025-04-30
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 30, 2024, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $37.5 million. As of April 28, 2025, there were 11,792,156 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

On February 27, 2025, LENSAR, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case, filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the Company’s fiscal year.

We no longer expect that the definitive proxy statement for our 2025 annual meeting of stockholders will be filed within 120 days of December 31, 2024. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•
amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
•
delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

Unless otherwise stated or the context requires otherwise, references to “LENSAR,” the “Company,” “we,” “us,” and “our,” refer to LENSAR, Inc., and references to “common stock” refer to our common stock, par value $0.01 per share.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The table below identifies and sets forth certain biographical and other information regarding our directors as of April 30, 2025.

Name	Age	Director Since	Current Position with LENSAR	Class
Nicholas T. Curtis	69	2012	Chief Executive Officer and Director	II
Thomas B. Ellis	55	2023	Director	III
Todd B. Hammer	57	2023	Director	II
Richard L. Lindstrom, MD	77	2018	Director	III
William J. Link, PhD	78	2017	Chairperson	III
Elizabeth G. O'Farrell	61	2021	Director	I
Aimee S. Weisner	56	2021	Director	II
Gary M. Winer	65	2018	Director	I

Nicholas T. Curtis has served as our Chief Executive Officer and as a member of our Board of Directors since February 2012. Prior to becoming Chief Executive Officer, Mr. Curtis served as our chief commercial officer from August 2010 until February 2012. Before joining us, Mr. Curtis was the vice president of sales and chief commercial officer of WaveTec Vision Systems, Inc., a privately held ophthalmic medical device company. Mr. Curtis served as a senior vice president of sales and marketing at STAAR Surgical Company, a publicly held company specializing in the manufacturing and marketing of ophthalmic surgery devices, from August 2002 until August 2008. Mr. Curtis has a B.S. from Northwestern University. We believe Mr. Curtis is qualified to serve as a member of our Board of Directors due to his extensive experience in the ophthalmology industry and long history with our company.

Thomas B. Ellis has served as a member of our Board of Directors since May 2023. Mr. Ellis has served as a Co-Managing Member at North Run, a public security investment firm, since December 2002. Prior to co-founding North Run in 2002, Mr. Ellis was a Principal at Berkshire Partners, LLC, a private equity firm, an Analyst at MHR Fund Management, a hedge fund and distressed debt fund, and an Associate in the Investment Banking Division of Goldman, Sachs & Co. Mr. Ellis has served on the board of directors of Guerilla RF, Inc. (OTCQX:GUER) (“Guerilla RF”) since August 2024 and on the board of directors of LightPath Technologies, Inc. (Nasdaq: LPTH) since February 2025. Mr. Ellis received an A.B. degree from Princeton University and a J.D. degree from Harvard Law School. We believe Mr. Ellis is qualified to serve as a member of our Board of Directors due to his background in finance and his extensive experience investing in and working with companies.

Todd B. Hammer has served on our Board of Directors since May 2023. Mr. Hammer has served as Co-Managing Member at North Run Capital, LP (“North Run”), a public security investment firm, since December 2002. Prior to co-founding North Run in 2002, Mr. Hammer was a Principal at Greenbriar Equity Group, LLC, a private equity firm, a Vice President at EnTrust Capital, LLC, a hedge fund and asset management firm, an Analyst at Baker Nye Greenblatt, LLC, an event-driven hedge fund, and an Associate in the Investment Banking Division at Goldman, Sachs & Co. Mr. Hammer has served on the board of directors of Guerilla RF since August 2024. Mr. Hammer graduated from the University of Pennsylvania with dual degrees – a B.S. from the Wharton School and a B.A. from the College of Arts and Sciences. He also earned a J.D. from Harvard Law School. We believe Mr. Hammer is qualified to serve as a member of our Board of Directors due to his background in finance and his extensive experience investing in and working with companies.

Richard L. Lindstrom, MD, has served as a member of our Board of Directors since February 2018. Dr. Lindstrom founded Minnesota Eye Consultants P.A., a private medical practice specializing in ophthalmology in 1989 and currently serves as an attending surgeon emeritus. Since 1995, Dr. Lindstrom has served as chief executive officer and the chairman of the board of directors of Lindstrom Restoration, a privately held company specializing in restoration and contaminant mitigation. Since 2018, Dr. Lindstrom has served as Chairman of the board and a member of the Medical Advisory Board at Surface Ophthalmics, Inc., an ophthalmology pharmaceutical development company. Dr.

Lindstrom has served as a member of the board of directors of Ocular Therapeutix, Inc. (Nasdaq: OCUL) since 2012 and served as a member of the board of directors of Harrow Health, Inc.(Nasdaq: HROW) from 2015 to 2023. Dr. Lindstrom served as associate director of the Minnesota Lions Eye Bank from 1987 to 2017 and as a trustee of the University of Minnesota Foundation for four terms. He is a medical advisor for several medical device and pharmaceutical manufacturers and serves on the boards of directors of several other privately-held life science companies. Dr. Lindstrom previously served as President of the International Society of Refractive Surgery, the International Intraocular Implant Society, the International Refractive Surgery Club and the American Society of Cataract and Refractive Surgery. From 1980 to 1989, he served as a professor of ophthalmology at the University of Minnesota, where he is currently Senior Lecturer and University of Minnesota Foundation Trustee. Dr. Lindstrom holds a B.A. in Pre-Medical Studies, a B.S. in Medicine and an M.D. from the University of Minnesota. We believe that Dr. Lindstrom is qualified to serve as a member of our Board of Directors because of his practical experience and background in ophthalmology and extensive experience serving on the board of directors of other life science companies.

William J. Link, PhD, has served as a member and chairperson of our Board of Directors since November 2017. Dr. Link is the co-founder of two healthcare investment firms: in 2016 Dr. Link co-founded and is Managing Partner of Flying L Partners, and Dr. Link is a co-founder and a Managing Director of Versant Ventures Management LLC, or Versant Ventures, which was founded in 1999. Dr. Link has also been a general partner at Brentwood Venture Capital, a venture capital firm and private equity company, since March 1998. Previously, Dr. Link served as founder, chairman, and chief executive officer of Chiron Vision Corporation, an ophthalmic medical device company which was sold to Bausch & Lomb, Inc. in 1997. Before his time with Chiron Vision Corporation, Dr. Link founded and served as president of American Medical Optics, or AMO, a division of American Hospital Supply Corporation, which was sold to Allergan in 1986. Later, he served on the board of directors of AMO’s successor company, Advanced Medical Optics, which was acquired by Abbott in 2009. Before entering the healthcare industry, Dr. Link was an assistant professor in the Department of Surgery at the Indiana University School of Medicine. Dr. Link also serves on the board of directors of several private companies and one public company, Tarsus Pharmaceuticals, Inc. (Nasdaq: TARS), since 2017. Dr. Link previously served on the board of directors of Second Sight Medical Products (Nasdaq: EYES) from 2003 until May 2020, Edwards Lifesciences Corp. (NYSE: EW) from May 2009 until May 2021, Glaukos Corporation (NYSE: GKOS) from June 2001 to December 2021, Oyster Point Pharma, Inc. (Nasdaq: OYST) from July 2015 until March 2022, and RxSight, Inc. (Nasdaq: RXST), from May 2017 until July 2024. Dr. Link received a B.S., an M.S. and a Ph.D. in mechanical engineering from Purdue University. We believe Dr. Link is qualified to serve as chairperson of our Board of Directors due to his extensive experience as a founder of multiple healthcare-related companies, his medical background, and his experience serving on the board of directors of other companies.

Elizabeth G. O’Farrell has served as a member of our Board of Directors since February 2021. Ms. O’Farrell previously served 24 years with Eli Lilly and Company, or Eli Lilly, a pharmaceutical company, most recently as chief procurement officer and head of global shared services from January 2012 to December 2017, until her retirement. At Eli Lilly, she advanced through various executive management positions, including senior vice president, policy and finance; senior vice president, finance; chief financial officer, Lilly USA; chief financial officer, Lilly Canada; and general auditor. Before joining Eli Lilly, Ms. O’Farrell was an accountant with Boise Cascade Office Products and auditor at Whipple & Company and Price Waterhouse, LLP. Currently, she serves on the board of directors of Genmab A/S (Nasdaq: GMAB), since March 2022, Geron Corporation (Nasdaq: GERN), since March 2019, and PDL BioPharma, Inc., since June 2018 and also serves as the chairperson of the PDL BioPharma, Inc. Board. Additionally, Ms. O’Farrell previously served on the board of directors for Inhibikase Therapeutics, Inc. (Nasdaq: IKT) from April 2019 to September 2022. Ms. O’Farrell also served as a board member of the YMCA of Greater Indianapolis from 2006 until 2017, including as its chairperson from 2014 to 2016. Ms. O’Farrell holds a B.S. in accounting with honors and an M.B.A. in management information systems, both from Indiana University. We believe Ms. O’Farrell is qualified to serve as a member of our Board of Directors because of her extensive experience as a senior executive of a major pharmaceutical company with global operations and significant financial experience.

Aimee S. Weisner has served on our Board of Directors since February 2021. Ms. Weisner is also a current member of the Board of Directors for Glaukos Corporation (NYSE: GKOS), an ophthalmic medical technology and pharmaceutical company, where she has served as a Director since July 2014; and the Board of Directors of STAAR Surgical Company (Nasdaq: STAA), a leading developer, manufacturer and marketer of implantable lenses for the eye, where she has served as a director since June 2022. Ms. Weisner previously served on the Board of Directors for Oyster Point Pharma, Inc. (Nasdaq: OYST), a biopharmaceutical company focused on therapies to treat ocular surface diseases, from October 2019 until its acquisition in January 2023. Ms. Weisner was corporate vice president, general counsel of Edwards Lifesciences Corporation from January 2011 until her retirement in July 2019. From May 2009 to December 2010, she was engaged in private practice and served as legal advisor to public pharmaceutical and medical device companies located in Southern California. Prior to this, from June 2002 to May 2009, Ms. Weisner served in a number of positions at Advanced Medical Optics, Inc. (acquired by Abbott Laboratories), including executive vice president, administration and secretary. From January 1998 to June 2002, Ms. Weisner served in a number of positions at Allergan, Inc., including vice president, assistant general counsel and assistant secretary. Ms. Weisner holds a B.A. from California State University, Fullerton, and a J.D. from Loyola Law School, Los Angeles, and began her legal career as an associate at the law firm of O’Melveny & Myers LLP. We believe Ms. Weisner is qualified to serve on our Board of Directors because of her extensive in-house legal and compliance experience with different medical device companies, including an in-depth understanding of regulatory and reimbursement issues, intellectual property, corporate governance, risk management, corporate transactions, human resources, and internal audit.

Gary M. Winer has served as a member of our Board of Directors since April 2018. Since January 2015, Mr. Winer has served as a consultant for DRC Health Care Advisors, an organization that serves companies in the biopharma, medical device and diagnostic health sectors. From April 2019 until the acquisition of the company in September 2021, Mr. Winer served as the president and chief executive officer of ORGENTEC Diagnostika GmbH, a specialty manufacturer of autoimmune and infectious disease diagnostic tests. After AbbVie, Inc., or AbbVie, separated from Abbott Laboratories, or Abbott, in January 2013, Mr. Winer served as AbbVie Japan’s chief executive officer until March 2014. Prior to the AbbVie spin off, Mr. Winer served as corporate vice president and president of Abbott Japan, and prior to that held positions as divisional vice president for Abbott’s U.S. Commercial Operations, and as divisional vice president for Abbott’s Latin America and Canada business unit. For over 25 years, Mr. Winer has been proving his leadership abilities in the healthcare and biopharmaceutical industry on an international platform that includes such notable markets in the United States, Europe, Latin America, Asia, and Japan. Mr. Winer currently serves on the board of directors for HCW Biologics (Nasdaq: HCWB) and a private company, SmartHealth Catalyzer. Mr. Winer holds a B.S. in Finance from California State University and an M.B.A. from Northwestern University’s Kellogg Graduate School. We believe Mr. Winer is qualified to serve as a member of our Board of Directors due to his experience leading and managing biotechnology companies, as well as his healthcare industry knowledge and his experience serving on the board of directors of other companies.

In connection with North Run’s investment in the Company in May 2023, we agreed to increase the size of our Board from seven to nine directors following our annual meeting of stockholders held in 2023 and agreed to provide North Run with continuing director designation rights based on its beneficial ownership of our common stock on an as-converted basis. Messrs. Ellis and Hammer are North Run’s director designees under this covenant. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional information.

Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of April 30, 2025.

Executive Officer	Age	Position	In Current Position Since
Nicholas T. Curtis	69	Chief Executive Officer and Director	2012
Alan B. Connaughton	53	Chief Operating Officer	2015
Thomas R. Staab, II	57	Chief Financial Officer and Secretary	2020

Mr. Curtis’ biography is provided under “Directors” above.

Alan B. Connaughton has served as our chief operating officer since April 2015. Prior to becoming Chief Operating Officer, Mr. Connaughton was our vice president of operations from January 2008 until April 2015. Mr. Connaughton has over 20 years of experience working with medical device companies. Mr. Connaughton received a B.S. from University College Galway, an M.S. from Queens University College and an M.B.A. from Rollins College.

Thomas R. Staab, II has served as our Chief Financial Officer since May 2020. Before joining us, Mr. Staab served as a Senior Vice President, Chief Financial Officer and Treasurer at BioCryst Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from July 2011 to February 2020. Prior to BioCryst, Mr. Staab served as Executive Vice President, Chief Financial Officer and Treasurer of Inspire Pharmaceuticals from May 2003 through its acquisition by Merck & Co., Inc. in May 2011, and acting Chief Financial Officer and Treasurer at Triangle Pharmaceuticals, Inc. through its acquisition by Gilead Sciences, Inc. in 2003. Before joining the biopharmaceutical industry, Mr. Staab spent eight years working for PricewaterhouseCoopers LLP providing audit and business advisory services to national and multi-national corporations in various industries. He is a Certified Public Accountant and received a B.S. in Business Administration and a Master of Accounting from the University of North Carolina at Chapel Hill.

Family Relationships

There are no family relationships among our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024, except that Mr. Connaughton and Mr. Staab each filed a late Form 4 covering one late transaction, and Mr. Winer filed two late Forms 4, each covering one late transaction.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer or controller, or persons performing similar functions. Our Code of Conduct is available under the Governance section of the Investor Relations page of our website at www.lensar.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers of, any provisions of our Code of Conduct.

Insider Trading Compliance Policy

We have adopted an Insider Trading Compliance Policy (the “Insider Trading Policy”), which governs the purchase, sale and/or other dispositions of the Company’s securities by officers, directors and employees of the Company. We believe the policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and exchange standards applicable to the Company. It is also our policy to comply with applicable insider trading laws and regulations with respect to transactions in our own securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original Form 10-K.

Audit Committee

Our audit committee consists of William J. Link, PhD, Richard L. Lindstrom, MD, Elizabeth G. O’Farrell, and Gary M. Winer, with Ms. O’Farrell serving as chair. Our Board of Directors has determined that all members of our audit committee are financially literate and that each member of our audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our Board of Directors has determined that Ms. O’Farrell, Dr. Link, Dr. Lindstrom and Mr. Winer each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2024, our “named executive officers” were Nicholas T. Curtis, our Chief Executive Officer; Alan B. Connaughton, our Chief Operating Officer; and Thomas R. Staab, II, our Chief Financial Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our named executive officer for services rendered during the years ended December 31, 2024 and 2023.

Name and principal position	Year	Salary ($)	Stock awards ($)(1)	Option awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All other compensation ($)(4)	Total ($)
Nicholas T. Curtis	2024	562,013	458,388	—	541,133	15,100	1,576,634
Chief Executive Officer	2023	541,100	58,793	133,723	418,695	14,500	1,166,811
Alan B. Connaughton	2024	421,514	288,900	—	297,627	15,100	1,023,141
Chief Operating Officer	2023	405,832	41,155	93,606	230,285	14,500	785,378
Thomas R. Staab, II	2024	398,179	121,980	—	255,591	33,984	809,734
Chief Financial Officer	2023	383,362	17,638	40,116	197,760	31,425	670,301

(1)
Represents the grant date fair value of stock awards granted during 2023 and 2024 computed in accordance with FASB ASC 718. See Note 14, Stock-Based Compensation, to our audited financial statements included in our Original Form 10-K, for a description of the assumptions used in valuing these awards. For 2023, this column reflects the grant date fair value of restricted stock units (“RSUs”) granted to our named executive officers by us in January 2023 and May 2024, respectively. For 2024, this column reflects the grant date fair value of RSUs and performance stock units (“PSUs”) granted to our named executive officers by us in May 2024. The grant date fair value of the PSUs granted to our named executive officers during 2024 at “target” performance (which is also the maximum performance level possible) are reflected in the column above and are as follows: Mr. Curtis, $229,194; Mr. Connaughton, $144,450; and Mr. Staab, $60,900.
(2)
Represents the grant date fair value of stock options granted computed in accordance with FASB ASC 718. See Note 14, Stock-Based Compensation, to our audited financial statements included in our Original Form 10-K, for a description of the assumptions used in valuing these awards. For 2023, this column reflects the grant date fair value of the stock option awards granted to our named executive officers by us in January 2023.
(3)
Represents amounts earned in the year shown and paid early in the following year under our annual performance bonus plan, as described below.
(4)
For 2024, includes a 401(k) matching contribution of $13,800 made by us on behalf of each named executive officer, a company contribution of $1,300 to Messrs. Curtis and Connaughton’s health savings accounts and $14,341 in commuting expense reimbursements and $5,843 in related tax “gross up” payments related to such commuting expense reimbursements for Mr. Staab. For 2023, includes a 401(k) matching contribution of $13,200 made by us on behalf of each named executive officer, a company contribution of $1,300 to Messrs. Curtis and Connaughton’s health savings accounts and $12,903 in commuting expense reimbursements and $5,322 in related tax “gross up” payments related to such commuting expense reimbursements for Mr. Staab.

Narrative Disclosure to Compensation Tables

Annual Base Salary

We pay our named executive officers a base salary to compensate them for the satisfactory performance of services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

Effective January 22, 2024, our Board of Directors approved an increase in Messrs. Curtis’s, Connaughton’s, and Staab’s base salaries from $542,000, $406,500, and $384,000 to $563,700, $422,800, and $399,400, respectively.

Bonus Compensation

Each year our Board of Directors establishes a performance-based annual bonus program for our employees and our named executive officers based on individual performance, company performance or as otherwise determined appropriate.

Each named executive officer has an established target annual bonus amount. The target annual bonus amounts for each named executive officer, expressed as a percentage of annual base salary, are 75%, 55% and 50% for Messrs. Curtis, Connaughton and Staab, respectively.

For 2024, annual bonuses were based on the Company’s achievement of its corporate objectives related to financial, manufacturing, research and development, and other operational goals. In February 2025, our Board of Directors approved cash bonus payments for the 2024 fiscal year to be paid to the named executive officers. Bonus payments were based on the board’s evaluation of previously-established performance goals for 2024, which the Board of Directors determined had been achieved at 128% of targeted levels.

The annual bonuses paid to our named executive officers for 2024 are reflected in the Summary Compensation Table above.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. The Board of Directors is responsible for approving equity grants.

Historically, and in 2024, we granted equity-based incentive awards under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Additionally, in February 2024, we adopted the Company’s 2024 Employment Inducement Incentive Award Plan, under which we granted equity-based incentive awards to eligible recipients under the applicable Nasdaq rules as an inducement material to such recipients’ entering into employment with us.

On May 6, 2024, we granted and RSUs and PSUs to our named executive officers under the 2020 Plan in the following amounts: Mr. Curtis, 71,400 RSUs and 71,400 PSUs; Mr. Connaughton, 45,000 RSUs and 45,000 PSUs ; and Mr. Staab, 19,000 RSUs and 19,000 PSUs. The RSUs are scheduled to vest based on continued employment or service over four years, with 25% of the RSUs vesting on each anniversary of the grant. The PSUs are eligible to vest as to (i) 50% if, as of the end of any calendar quarter ending on or prior to December 31, 2026, the Company’s cumulative one-year trailing revenues equal or exceed $75 million, and (ii) 50% if, as of any calendar quarter ending on or prior to December 31, 2027, the Company’s cumulative one-year trailing revenues equal or exceed $100 million.

Employment Letters with our Named Executive Officers

Nicholas T. Curtis Employment Letter

In July 2020, we entered into an employment letter with Mr. Curtis. Pursuant to his employment letter, Mr. Curtis serves as the Chief Executive Officer of the Company and reports directly to our Board of Directors. Under the employment letter, Mr. Curtis is entitled to receive an annual base salary as specified above and is eligible to receive an annual performance bonus based on his target annual bonus. His annual base salary and target annual bonus will be subject to review by our Board of Directors or its compensation committee on an annual basis. The actual amount of any such bonus will be determined by reference to the attainment of applicable performance objectives, as determined by the Company’s Board of Directors, and to Mr. Curtis’s continued employment with us through the applicable payment date.

Mr. Curtis’s employment letter provides that if he is terminated without cause or he resigns for good reason (each as defined in the employment letter), in each case prior to or more than 12 months following a change in control (as defined in our 2020 Plan), then he is entitled to the following: (1) a lump sum payment equal to the sum of (i) his base salary as in effect immediately prior to the separation, (ii) his target bonus for the year in which the separation occurs, and (iii) 12 months of premium payments to maintain health coverage under COBRA, and (2) accelerated vesting of such portion of his time-based equity awards as would have vested during the 12 months following his termination had he remained employed during such period.

Mr. Curtis’s employment letter further provides that if he is terminated without cause or he resigns for good reason, in each case within 12 months following a change in control, then he is entitled to the following: (1) a lump sum payment equal to the sum of (i) 18 months of base salary as in effect immediately prior to the separation, (ii) 150% multiplied by his target bonus for the year in which the separation occurs, and (iii) 18 months of premium payments to maintain health coverage under COBRA, and (2) accelerated vesting of all of his time-based equity awards.

Payments due to Mr. Curtis in connection with his termination without cause or resignation for good reason are subject to his execution of a general release of claims and continued compliance with applicable restrictive covenants.

Alan B. Connaughton Employment Letter

In July 2020, we entered into an employment letter with Mr. Connaughton. Pursuant to his employment letter, Mr. Connaughton serves as the Chief Operating Officer of the Company and reports directly to our Chief Executive Officer. Under the employment letter, Mr. Connaughton is entitled to receive an annual base salary as specified above and is eligible to receive an annual performance bonus based on his target annual bonus. His annual base salary and target annual bonus will be subject to review by our Board of Directors or its compensation committee on an annual basis. The actual amount of any such bonus will be determined by reference to the attainment of applicable performance objectives, as determined by the Board of Directors, and to Mr. Connaughton’s continued employment with us through the applicable payment date.

Mr. Connaughton’s employment letter provides that if he is terminated without cause or he resigns for good reason (each as defined in the employment letter), in each case prior to or more than 12 months following a change in control (as defined in our 2020 Plan), then he is entitled to the following: (1) a lump sum payment equal to the sum of (i) 10 months of base salary, as in effect immediately prior to the separation, (ii) 85% of his target bonus for the year in which the separation occurs, and (iii) 10 months of premium payments to maintain health coverage under COBRA, and (2) accelerated vesting of such portion of his time-based equity awards as would have vested during the 10 months following his termination had he remained employed during such period.

Mr. Connaughton’s employment letter further provides that if he is terminated without cause or he resigns for good reason, in each case within 12 months following a change in control, then he is entitled to the following: (1) a lump sum payment equal to the sum of (i) 15 months of base salary as in effect immediately prior to the separation, (ii) 125% multiplied by his target bonus for the year in which the separation occurs, and (iii) 15 months of premium payments to maintain health coverage under COBRA, and (2) accelerated vesting of all of his time-based equity awards.

Payments due to Mr. Connaughton in connection with his termination without cause or resignation for good reason are subject to his execution of a general release of claims and continued compliance with applicable restrictive covenants.

Thomas R. Staab, II Employment Letter

In July 2020, we entered into an employment letter with Mr. Staab. Pursuant to his employment letter, Mr. Staab serves as the Chief Financial Officer of the Company and reports to Mr. Curtis. Under the employment letter, Mr. Staab is entitled to receive an annual base salary as specified above and is eligible to receive an annual performance bonus based on his target annual bonus. His annual base salary and target annual bonus will be subject to review by our Board of Directors or its compensation committee on an annual basis. The actual amount of any such bonus will be determined by reference to the attainment of applicable performance objectives, as determined by the Company’s Board of Directors, and to Mr. Staab’s continued employment with us through the applicable payment date.

Mr. Staab’s employment letter provides that if he is terminated without cause or he resigns for good reason (each as defined in the employment letter), in each case prior to or more than 12 months following a change in control (as defined in our 2020 Plan), then he is entitled to the following: (1) a lump sum payment equal to the sum of (i) 9 months of base salary, as in effect immediately prior to the separation, (ii) 75% of his target bonus for the year in which the separation occurs, and (iii) 9 months of premium payments to maintain health coverage under COBRA, and (2) accelerated vesting of such portion of his time-based equity awards as would have vested during the 9 months following his termination had he remained employed during such period.

Mr. Staab’s employment letter further provides that if he is terminated without cause or he resigns for good reason, in each case within 12 months following a change in control, then he is entitled to the following: (1) a lump sum payment equal to the sum of (i) 12 months of base salary as in effect immediately prior to the separation, (ii) his target bonus for the year in which the separation occurs, and (iii) 12 months of premium payments to maintain health coverage under COBRA, and (2) accelerated vesting of all of his time-based equity awards.

Payments due to Mr. Staab in connection with his termination without cause or resignation for good reason are subject to his execution of a general release of claims and continued compliance with applicable restrictive covenants.

Defined Terms Under Employment Letters

For purposes of the employment letters with our named executive officers:

•
“Cause” means a named executive officer’s: (1) intentional theft, willful misconduct, or breach of fiduciary duty for personal gain, (2) material failure to comply with our code of conduct and other written policies, (3) material and intentional theft or destruction of company property, (4) willful act that is detrimental to our reputation or business, (5) repeated failure to perform the named executive officer’s duties after an opportunity to cure the failure, (6) material breach of any agreement or covenant with the Company that is not cured within 20 days, or (7) conviction of any criminal act involving moral turpitude.
•
“Good reason” means a named executive officer’s voluntary resignation following our failure to cure: (1) a material diminution in authority, duties or responsibilities, (2) for Mr. Curtis, a requirement that he report to anyone other than our Board of Directors, (3) a material reduction in the named executive officer’s base salary, (4) a material change in the location at which he must perform his duties, or (5) any material breach of the employment letters.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remained outstanding as of December 31, 2024. Each equity award was granted under our 2020 Plan.

		Stock Awards				Stock Options
	Grant Date	Number of Units of Stock That Have Not Vested (#)(1)	Market Value of Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested ($)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(4)	Option Exercise Price ($)(5)	Option Expiration Date (#)(6)
Nicholas T. Curtis	April 12, 2021	—	—	—	—	90,194	8,200	6.91	April 12, 2031
	January 11, 2022	15,000	134,100	—	—	—	—	—	—
	January 11, 2022	—	—	—	—	76,562	28,438	6.04	January 11, 2032
	January 11, 2023	16,640	148,762	—	—	—	—	—	—
	January 11, 2023	—	—	—	—	37,207	40,444	2.65	January 11, 2033
	May 6, 2024	71,400	638,316	—	—	—	—	—	—
	May 6, 2024	—	—	71,400	638,316	—	—	—	—
Alan B.	April 12, 2021	—	—	—	—	45,097	4,100	6.91	April 12, 2031
Connaughton	January 11, 2022	7,500	67,050	—	—	—	—	—	—
	January 11, 2022	—	—	—	—	38,281	14,219	6.04	January 11, 2032
	January 11, 2023	11,648	104,133	—	—	—	—	—	—
	January 11, 2023	—	—	—	—	26,045	28,311	2.65	January 11, 2033
	May 6, 2024	45,000	402,300	—	—	—	—	—	—
	May 6, 2024	—	—	45,000	402,300	—	—	—	—
Thomas R. Staab, II	April 12, 2021	—	—	—	—	45,097	4,100	6.91	April 12, 2031
	January 11, 2022	7,500	67,050	—	—	—	—	—	—
	January 11, 2022	—	—	—	—	38,281	14,219	6.04	January 11, 2032
	January 11, 2023	4,992	44,628	—	—	—	—	—	—
	January 11, 2023	—	—	—	—	7,662	12,133	2.65	January 11, 2033
	May 6, 2024	19,000	169,860	—	—	—	—	—	—
	May 6, 2024	—	—	19,000	169,860	—	—	—	—

(1)
With respect to the awards granted in 2022, represents RSUs which will vest in annual installments over a four-year period, with vesting of the remaining RSUs shown in the table above occurring on January 11, 2023, 2024, 2025 and 2026, subject to continued employment or service through the vesting date. With respect to the awards granted in 2023, represents RSUs which will vest in annual installments over a four-year period, with vesting of the remaining RSUs shown in the table above occurring on January 11, 2024, 2025, 2026 and 2027, subject to continued employment or service through the vesting date. With respect to the awards granted in 2024, represents RSUs which will vest in annual installments over a four-year period, with vesting of the remaining RSUs shown in the table above occurring on May 6, 2025, 2026, 2027 and 2028, subject to continued employment or service through the vesting date. In addition, the RSUs will accelerate and become fully vested in the event of a change in control of the Company and are subject to accelerated vesting as set forth in the applicable executive’s employment agreement.
(2)
The market value per share was calculated using the closing price per share of our common stock on December 31, 2024 ($8.94), the last trading day of 2024.
(3)
With respect to the awards granted in 2024, represents PSUs which are eligible to vest as to (i) 50% if, as of the end of any calendar quarter ending on or prior to December 31, 2026, the Company’s cumulative one-year trailing revenues equal or exceed $75 million, and (ii) 50% if, as of any calendar quarter ending on or prior to December 31, 2027, the Company’s cumulative one-year trailing revenues equal or exceed $100 million. In addition, the PSUs will accelerate and become fully vested in the event of a change in control of the Company and are subject to accelerated vesting as set forth in the applicable executive’s employment agreement.
(4)
Options vest as to 25% of the total amount of the award on the one-year anniversary of the grant date and in thirty-six substantially equal monthly installments thereafter, subject to the named executive officer’s continued employment or service through each such vesting date. In addition, the options will accelerate and become fully vested and exercisable in the event of a change in control of the Company and are subject to accelerated vesting as set forth in the applicable executive’s employment agreement.
(5)
The exercise price per share for all options is equal to the fair market value of our common stock on the date of grant, as determined under our 2020 Incentive Award Plan.
(6)
Options have a term of ten years from the date of grant.

Other Elements of Compensation

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the generally on same basis as all of our other employees. We provide a 401(k) plan to our employees, including our current named executive officers, as discussed in the section below entitled “401(k) Plan.”

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. Our Board of Directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

401(k) Plan

Our employees participate in a defined contribution employee retirement plan, or 401(k) plan. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as other eligible employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which was $23,000 for calendar year 2024, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2024 could be up to an additional $7,500 above the statutory limit. We also provide a matching contribution equal to 100% of an employee’s first 3% of contributions and 50% of the next 2% of contributions. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Nonqualified Deferred Compensation

We have not historically maintained nonqualified defined contribution plans or other nonqualified deferred compensation plans.

Termination or Change in Control Benefits

Our executive officers may become entitled to certain benefits or enhanced benefits in connection with a qualifying termination or a change in control of our company. Each of our executive officers’ employment agreements entitles them to certain payments and benefits upon certain qualifying terminations (including in connection with a change in control of our company). For additional discussion, please see “Employment Agreements with our Named Executive Officers.” Additionally, the stock option and restricted stock unit awards granted to our named executive officers will accelerate and vest in full upon a change in control of the Company.

Clawback Policy

In accordance with updated Nasdaq listing standards, our board of directors adopted a clawback policy applicable to incentive-based compensation granted to current and former executive officers of the Company, effective in October 2023. In the event of an accounting restatement to correct the Company’s material noncompliance with a financial reporting requirement, our clawback policy requires the Company to seek recovery of incentive-based compensation paid during the last three completed fiscal years in excess of what otherwise would have been received by any current or former executive officer based on a restated financial reporting measure, calculated on a pre-tax basis, other than in limited circumstances. The policy grants the board of directors or designated committee of the board of directors discretion to determine the manner of recovery.

Equity Award Timing Policies and Practices

Equity awards to employees are typically granted in connection with the Company annual award process in the first half of each year, as well as to new hires in connection with their commencement of employment. We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. For all stock option awards, the exercise price is the closing price of our Common Stock on the Nasdaq Stock Market on the date of the grant (or if the grant date is not a trading day, then on the immediately preceding trading day). During 2024, we did not grant stock options, stock appreciation rights, or similar option‐like instruments to our named executive officers.

Director Compensation

We provide compensation to our non-employee directors in the form of cash and stock-based compensation. We have reimbursed, and will continue to reimburse, our non-employee directors for their actual out-of-pocket costs and expenses incurred in connection with attending board meetings.

Pursuant to our non-employee director compensation program, our non-employee directors receive annual retainer fees and/or long-term equity awards. Under the non-employee director compensation program, each non-employee director receives an annual retainer of $50,000, with the chairperson receiving an annual retainer of $75,000. Non-employee directors serving as the chairs of the audit, compensation and nominating and corporate governance committees receive additional annual retainers of $20,000, $15,000 and $9,000, respectively. Non-employee directors serving as members of the audit, compensation and nominating and corporate governance committees receive additional annual retainers of $10,000, $7,000 and $4,500, respectively.

Non-employee directors who are newly elected or appointed to our Board of Directors will receive initial stock option awards having a value of $200,000, calculated based on the Black-Scholes value on the grant date, vesting over three years with one-third of such options vesting on the first anniversary of the date of such election or appointment to the Board of Directors and the remainder vesting in equal monthly installments over the remaining two years thereafter.

Our non-employee directors are also eligible for annual equity awards. On the date of each annual meeting of our stockholders, including the 2024 annual meeting of our stockholders, each non-employee director received an annual RSU award having a value of $100,000 (subject to an overall cap of 22,000 RSUs in 2024), calculated based on the closing price per share for our common stock on the grant date, which vests on the first anniversary of the grant date. Non-employee directors received cash in lieu of RSUs to the extent the RSU was capped equal to the number of RSU awards that would have been granted but for the cap multiplied by the closing price per share for our common stock on the grant date of the equity awards.

All equity awards granted to our non-employee directors will vest upon a change in control of our company or upon a director’s death or disability. Compensation under our non-employee director compensation policy is subject to the annual limits on non-employee director compensation set forth in the 2020 Plan. Our Board of Directors or its authorized committee may modify the non-employee director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, subject to the annual limit on non-employee director compensation set forth in the 2020 Plan. As provided in the 2020 Plan, our Board of Directors or its authorized committee may make exceptions to this limit for individual non-employee directors in extraordinary circumstances, as the Board of Directors or its authorized committee may determine in its discretion, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation or in other compensation decisions involving non-employee directors.

The following table summarizes compensation received by our non-employee directors during the year ended December 31, 2024. Nicholas T. Curtis is not included in the following table as he served as an executive officer during 2024 and does not receive compensation for his board service. Mr. Curtis’s compensation is included in the Summary Compensation Table in the “Executive and Director Compensation” section above.

Director Compensation Table

	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Name	($)	($)	($)
Thomas B. Ellis	82,401	71,720	154,121
Todd B. Hammer	83,661	71,720	155,381
Richard L. Lindstrom, M.D.	103,288	71,720	175,008
William J. Link, Ph.D.	122,085	71,720	193,805
Elizabeth G. O'Farrell	95,285	71,720	167,005
Aimee S. Weisner	84,082	71,720	155,802
Gary M. Winer	101,585	71,720	173,305

(1)
For each non-employee director, this amount includes $28,280 in cash received in lieu of equity awards, determined by the extent $100,000 exceeded 22,000 RSUs multiplied by the closing price per share for our common stock on the grant date.
(2)
Represents the grant date fair value of RSUs granted during 2024 computed in accordance with FASB ASC 718. See Note 14, Stock-Based Compensation, to our audited financial statements included in our Original Form 10-K, for a description of the assumptions used in valuing these awards.

The aggregate number of shares subject to RSUs and stock options outstanding at December 31, 2024 for the individuals who served as non-employee directors during 2024 was as follows:

	As of December 31, 2024
Name	Number of Shares Underlying Restricted Stock Units Outstanding	Number of Shares Underlying Stock Options Outstanding
Thomas B. Ellis	22,000	127,962
Todd B. Hammer	22,000	127,962
Richard L. Lindstrom, M.D.	22,000	69,638
William J. Link, Ph.D.	22,000	69,638
Elizabeth G. O'Farrell	22,000	111,332
Aimee S. Weisner	22,000	111,332
Gary M. Winer	22,000	69,638

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership of our common stock as of April 28, 2025 by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock outstanding;
•
each of our directors;
•
each of our named executive officers for 2024; and
•
all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

The number of shares of our common stock beneficially owned by our directors and executive officers includes shares that such persons have the right to acquire within 60 days of April 28, 2025, including through the exercise of stock options and warrants, the vesting of restricted stock units and the conversion of Series A Convertible Preferred Stock, as noted in the table footnotes.

	Shares Beneficially Owned Title or Class of Securities
	Common Stock(2)		Series A Convertible Preferred Stock(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(3)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Combined Voting Power(2)
Holders of More than 5%:
North Run Capital, LP (4)	13,417,572	55.7%	20,000	100.0%	45.8%
Park West Asset Management LLC (5)	810,676	6.9%	—	—	4.1%

Named Executive Officers and Directors:
Nicholas T. Curtis (6)	1,027,287	8.5%	—	—	3.9%
Alan B. Connaughton (7)	406,103	3.4%	—	—	1.4%
Thomas R. Staab, II (8)	247,381	2.1%	—	—	*
Thomas B. Ellis (4)	13,538,426	55.9%	20,000	100.0%	45.9%
Todd B. Hammer (4)	13,538,426	55.9%	20,000	100.0%	45.9%
Richard L. Lindstrom, M.D. (9)	308,674	2.6%	—	—	1.1%
William J. Link, Ph.D. (10)	612,905	5.2%	—	—	2.6%
Elizabeth G. O'Farrell (11)	153,905	1.3%	—	—	*
Aimee S. Weisner (12)	196,905	1.7%	—	—	*
Gary M. Winer (13)	150,478	1.3%	—	—	*
All executive officers and directors as a group (10 persons) (14)	16,772,206	66.1%	20,000	100.0%	56.3%

* Represents less than 1%.

(1)
Unless otherwise indicated below, the business address for each beneficial owner listed is c/o LENSAR, Inc., 2800 Discovery Drive, Orlando, Florida 32826.
(2)
Each share of common stock is entitled to one vote, and each share of Series A Convertible Preferred Stock entitles its holder to a number of votes equal to the whole number of shares of common stock into which a share of Series A Convertible Preferred Stock can be converted.

The beneficial ownership information shown in the table under “Common Stock” includes the number of shares of common stock held by such holder, as well as shares of our common stock such holder could acquire within 60 days of April 28, 2025, including by converting shares of Series A Convertible Preferred Stock, exercising warrants or options, or upon settlement of restricted stock units. The beneficial ownership information shown in the table under “Series A Convertible Preferred Stock” reflects the maximum number of shares of Series A Convertible Preferred Stock that may be converted into common stock (assuming that no Warrants have been exercised). Each share of Series A Convertible Preferred Stock is currently convertible into a number of shares of common stock based on the stated value of such share and any declared and unpaid dividends divided by an initial conversion price of $2.51875.

The percentage reported under “Combined Voting Power” represents the holder’s voting power with respect to all of our shares of common stock and Series A Convertible Preferred Stock outstanding as of April 28, 2025, voting as a single class, and, as to each holder, without including any shares of common stock that such holder could acquire by exercising warrants or options or upon vesting of restricted stock units, as such securities confer no voting power until the issuance of common stock upon their exercise or settlement, as applicable.

(3)
Percentages are based upon the 11,792,156 shares of our common stock that were outstanding on April 28, 2025.
(4)
Based on information reported on Schedule 13D/A filed on March 25, 2025 by (i) North Run, (ii) North Run Advisors, LLC (“North Run Advisors”), (iii) NR-GRI Partners, LP (“NR-GRI LP”), (iv) NR-GRI Partners GP, LLC (“NR-GRI GP”), (v) Todd B. Hammer and (vii) Thomas B. Ellis, as well as information known to us. Todd B. Hammer and Thomas B. Ellis are the principals and sole members of North Run Advisors and NR-GRI GP. North Run Advisors is the general partner of North Run and NRG-GRI GP is the general partner of NR-GRI LP. According to the filing, North Run is the investment manager of certain private pooled investment vehicles and directly beneficially owns 1,100,592 shares of common stock. North Run Advisors, as the general partner of North Run, may be deemed to beneficially own the 1,100,592 shares of common stock beneficially owned by North Run. NR-GRI LP directly beneficially owns 12,307,692 shares of common stock, which are issuable upon exercise of the Warrants and/or conversion of the Series A Convertible Preferred Stock. In addition, each of Mr. Hammer and Mr. Ellis beneficially owns 9,288 shares of common stock held directly, 93,561 shares of common stock pursuant to vested but unexercised options, 5,293 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2025, and 22,000 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025. NR-GRI GP, as the general partner of NR-GRI LP, may be deemed to beneficially own the 12,307,692 shares of common stock beneficially owned by NR-GRI LP that are issuable upon exercise of the Warrants and/or conversion of the Series A Convertible Preferred Stock. Each of Mr. Hammer and Mr. Ellis, as the sole members of NR-GRI GP and North Run Advisors, may be deemed to beneficially own (i) the 1,100,592 shares of common stock beneficially owned by North Run, and (ii) the 12,307,692 shares of common stock beneficially owned by NR-GRI LP that are issuable upon exercise of the Warrants and/or conversion of the Series A Convertible Preferred Stock. The principal business office address for such stockholders is 867 Boylston St., 5th Floor #1361, Boston, MA 02116.

For purposes of North Run’s and Messrs. Hammer’s and Ellis’s beneficial ownership, all outstanding Series A Convertible Preferred Stock and all of the shares of common stock underlying such Series A Convertible Preferred Stock are deemed to be outstanding for such calculation and no unexercised Warrants to acquire shares of common stock are included.

(5)
Based solely on information reported on a Schedule 13G/A jointly filed on February 14, 2025 by (i) Park West Asset Management LLC (“PWAM”), (ii) Park West Investors Master Fund, Limited (“PWIMF” and, together with PWAM, the “PW Funds”) and (iii) Peter S. Park (“Mr. Park”). According to the filing, PWAM is the investment manager to PWIMF and Park West Partners International, Limited. Mr. Park, through one or more affiliated entities, is the controlling manager of PWAM. PWAM and Mr. Park have shared voting and dispositive power over 810,676 shares of our common stock and PWIMF has shared voting and dispositive power over 736,836 shares of our common stock. PWAM and Mr. Park may be deemed to beneficially own 810,676 shares of our common stock held in the aggregate by the PW Funds. The business address of each of the reporting persons listed in this footnote is One Letterman Drive, Building C, Suite C5-900, San Francisco, CA 94129.

(6)
Includes for Mr. Curtis 227,384 shares of common stock issuable pursuant to vested but unexercised options, 7,611 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2025, and 17,850 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(7)
Includes for Mr. Connaughton 122,428 shares of common stock issuable pursuant to vested but unexercised options, 4,452 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2025, and 11,250 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(8)
Includes for Mr. Staab 104,956 shares of common stock issuable pursuant to vested but unexercised options, 3,158 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2025, and 4,750 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(9)
Includes for Dr. Lindstrom 69,638 shares of common stock issuable pursuant to vested but unexercised options and 22,000 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(10)
Includes for Dr. Link 69,638 shares of common stock issuable pursuant to vested but unexercised options and 22,000 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(11)
Includes for Ms. O’Farrell 111,332 shares of common stock issuable pursuant to vested but unexercised options and 22,000 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(12)
Includes for Ms. Weisner 111,332 shares of common stock issuable pursuant to vested but unexercised options and 22,000 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(13)
Includes for Mr. Winer 69,638 shares of common stock issuable pursuant to vested but unexercised options and 22,000 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025.
(14)
Includes a total of 1,073,468 shares of common stock issuable pursuant to vested but unexercised options, 25,807 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2025, 187,850 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2025, and 12,307,692 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the Warrants.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2024. As of December 31, 2024, our 2020 Incentive Award Plan, our 2024 Inducement Award Plan and our 2020 Employee Stock Purchase Plan were our only outstanding equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average per share exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,626,336	(1)	5.23	623,566	(2)
Equity compensation plans not approved by security holders	16,475	(3)	4.96	83,525	(4)
Total	2,642,811		5.22	707,091

(1)
Includes 1,828,916 shares subject to outstanding stock options and 797,420 shares underlying outstanding RSUs and PSUs under our 2020 Incentive Award Plan. As to the PSUs, the amount outstanding was determined using the maximum number of shares issuable in respect of such PSUs.
(2)
Includes (a) 477,695 shares available for issuance under our 2020 Incentive Award Plan and (b) 145,871 shares available for issuance under our 2020 Employee Stock Purchase Plan, of which 145,871 were eligible for purchase during the offering period in effect on December 31, 2024.
(3)
Represents shares subject to outstanding stock options under our 2024 Inducement Award Plan.
(4)
Represents shares available for issuance under our 2024 Inducement Award Plan. The material features of 2024 Inducement Award Plan are more fully described in Note 14, Stock-Based Compensation, to our consolidated financial statements included in our Original Form 10-K.

On the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, the number of shares available for issuance under the 2020 Incentive Award Plan shall be increased by a number of shares equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by our Board of Directors.

On the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2030, the number of shares available for issuance under the 2020 Employee Stock Purchase Plan shall be increased by a number of shares equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures on Transactions with Related Persons

Our Board of Directors recognizes that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related persons, which requires that our audit committee approve or ratify “related person transactions” (as defined in the policy) that are required to be disclosed pursuant to Item 404(a) of Regulation S-K. Item 404(a) of Regulation S-K requires disclosure, subject to certain exceptions, of transactions in which we were or are to be a participant and the amount involved exceeds $120,000 (or such other amount is applicable while we remain a smaller reporting company) and in which any “related person” as defined under Item 404(a) of Regulation S-K had or will have a direct or indirect material interest. It is our policy that a director not participate in the approval of a related person transaction as to which he or she is a “related person.” Each of the “related person transactions” described herein entered into following the adoption of our related person transaction policy was approved in accordance with such policy.

North Run Investment

On May 12, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with NR-GRI Partners, LP (the “Buyer”), a Delaware limited partnership and an affiliate of North Run, whereby it agreed to issue and sell to the Buyer, for an aggregate gross purchase price of $20.0 million, (i) an aggregate of 20,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”), which are initially convertible into 7,940,446 shares of common stock (the “Conversion Shares”), and (ii) Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants (together, the “Warrants”) to purchase an aggregate of 4,367,246 shares of common stock (the “Warrant Shares”) (such transactions, collectively, the “Private Placement”). The Preferred Shares and Warrants were issued on May 18, 2023 (the “Closing”) pursuant to the Purchase Agreement. On August 1, 2023, the Company’s stockholders approved the issuance of shares of common stock upon conversion of shares of Series A Convertible Preferred Stock and exercise of the Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants issued and sold to the Buyer pursuant to Nasdaq Listing Rule 5635(b).

The Purchase Agreement contains representations, warranties, and covenants that are customary for financing transactions such as the Private Placement, including the following covenants:

•
We agreed not to issue more than 10% of our outstanding shares of Common Stock as of the Closing (subject to exceptions for stock plans and acquisitions) or, within 120 days of the Closing, issue any equity securities (subject to exceptions for stock plans and acquisitions).
•
We agreed to increase the size of the Board from seven to nine directors, effective immediately following the 2023 Annual Meeting of Stockholders, to appoint two designees of North Run to the Board effective immediately following the 2023 Annual Meeting of Stockholders, and to provide North Run with continuing director designation rights based on North Run’s beneficial ownership of common stock on an as-converted basis. In accordance with this covenant, Thomas B. Ellis and Todd B. Hammer were appointed to the Board, effective as of May 25, 2023.

We agreed that, so long as North Run beneficially owns least 20% of the Conversion Shares and Warrant Shares underlying the Preferred Stock and Warrants issued pursuant to the Purchase Agreement, North Run will have a right to participate on a pro rata basis in equity financings or issuances of securities convertible, exercisable, or exchangeable into equity securities of the Company or any subsidiaries in capital-raising transactions (including debt securities with an equity component), subject to certain exceptions. In connection with the Private Placement, we reimbursed North Run for its transaction expenses in an amount of approximately $241,000.

As of April 28, 2025, Mr. Ellis, Mr. Hammer and North Run beneficially owned approximately 56% of our common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers that may, in some cases, be broader than the specific indemnification provisions contained under Delaware law. Further, pursuant to our indemnification agreements and directors’ and officers’ liability insurance, our directors and executive officers are indemnified and insured against the cost of defense, settlement or payment of a judgment under certain circumstances.

Director Independence

Under our Corporate Governance Guidelines and the applicable Nasdaq Stock Market LLC (“Nasdaq”) rules (the “Nasdaq rules”), a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Mr. Ellis, Mr. Hammer, Dr. Lindstrom, Dr. Link,

Ms. O’Farrell, Ms. Weisner and Mr. Winer, representing seven of our eight directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees

The following table sets forth the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to LENSAR in each of the last two fiscal years.

	Year Ended December 31,
	2024	2023
Audit Fees	$1,082,881	$1,020,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	4,000	2,900
Total	$1,086,881	$1,022,900

Audit Fees

Audit fees consisted of aggregate fees billed for assurance and related professional services rendered by our independent public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, including the issuance of consents in connection with registration statement filings.

All Other Fees

All other fees consisted of licenses for accounting research and other tools.

Pre-Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit and non-audit services to be provided to us by our independent registered public accounting firm, other than services approved in accordance with appropriate pre-approval policies established by the audit committee and applicable SEC rules.

The audit committee’s policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee or (ii) entered into pursuant to the pre-approval policies and procedures. Unless a type of service to be provided by our independent registered public accounting firm has received this latter general pre-approval under the pre-approval policy, it requires specific pre-approval by the audit committee. Without limiting the foregoing, the audit committee may delegate authority to one or more independent members of the committee to grant pre-approvals of audit and permitted non-audit services, and any such pre-approvals must be presented to the audit committee at its next scheduled meeting.

All of the services listed in the table above were preapproved by our audit committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

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

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2025.

LENSAR, Inc.

By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)