Form 10-Q
period 2025-03-31
LENSAR, Inc.
filed 2025-05-08
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our pending Merger (as defined below), business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from macroeconomic conditions; the timing of and our ability to obtain and maintain regulatory approvals and certifications; our expectations about our ability to successfully commercialize and further develop our next generation system, the ALLY Robotic Cataract Laser Treatment System™ (“ALLY System”), and the timing thereof; the ALLY System's performance and market impact; the sufficiency of our cash and cash equivalents; industry trends and conditions impacting various markets in which we operate; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” in this Quarterly Report. These risks and uncertainties include, but are not limited to:

•
risks associated with our entrance into an Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and VMI Option Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alcon (“Merger Sub”) (the “Merger”);
•
the structure, timing and ability to consummate the Merger;
•
any anticipated effects of the Merger’s announcement, pendency or completion on the value of our common stock;
•
our or Alcon’s ability to obtain any required regulatory approvals in connection with the Merger;
•
any potential future costs or benefits of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management’s attention, ability to retain or hire employees, maintenance of relationships with collaborators, vendors and other business partners and payment of termination fees;
•
the outcome of any legal proceedings that may be instituted against us and others relating to the Merger;
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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
The conditions under the Merger Agreement to our and Alcon’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.
•
The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.
•
The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completing of the Merger.
•
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•
Securities class action and derivative lawsuits in connection with the Merger could result in substantial costs and prevent or delay the consummation of the Merger.
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
•
We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products, or modifications to our current products, and failure to timely obtain additional clearances, certifications or approvals

v

for our ALLY System and future products or modifications to our current products would adversely affect our ability to grow our business.
•
Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Product	$10,918	$7,433
Lease	1,884	1,947
Service	1,357	1,208
Total revenue	14,159	10,588
Cost of revenue (exclusive of amortization)
Product	4,466	2,590
Lease	830	603
Service	1,738	1,731
Total cost of revenue	7,034	4,924
Operating expenses
Selling, general and administrative expenses	11,149	6,796
Research and development expenses	1,534	1,444
Amortization of intangible assets	232	274
Total operating expenses	12,915	8,514
Operating loss	(5,790)	(2,850)
Other (expense) income
Change in fair value of warrant liabilities	(21,714)	495
Other income, net	159	198
Net loss	(27,345)	(2,157)
Other comprehensive loss
Change in unrealized loss on investments	(3)	(5)
Net loss and comprehensive loss	$(27,348)	$(2,162)
Net loss per common share:
Basic and diluted	$(2.32)	$(0.19)
Weighted-average number of common shares used in calculation of net loss per share:
Basic and diluted	11,774	11,387

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$19,547	$16,263
Short-term investments	5,700	6,192
Accounts receivable, net of allowance of $85 and $105, respectively	6,885	6,085
Notes receivable, net of allowance of $7 and $8, respectively	357	395
Inventories	15,324	11,428
Prepaid and other current assets	1,373	1,616
Total current assets	49,186	41,979
Property and equipment, net	577	664
Equipment under lease, net	13,902	13,767
Notes and other receivables, long-term, net of allowance of $19 and $23, respectively	937	1,160
Intangible assets, net	5,880	6,112
Other assets	2,477	2,615
Total assets	$72,959	$66,297
Liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$7,754	$5,995
Accrued liabilities	6,910	6,807
Deferred revenue	1,993	1,677
Operating lease liabilities	517	524
Acquisition-related deposit	10,000	—
Total current liabilities	27,174	15,003
Long-term operating lease liabilities	1,956	2,090
Warrant liabilities	51,570	29,856
Other long-term liabilities	616	702
Total liabilities	81,316	47,651
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at March 31, 2025 and December 31, 2024; 20 shares issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $20,000 at March 31, 2025 and December 31, 2024	13,784	13,784
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at March 31, 2025 and December 31, 2024; 11,790 and 11,654 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	118	116
Additional paid-in capital	148,378	148,035
Accumulated other comprehensive income	3	6
Accumulated deficit	(170,640)	(143,295)
Total stockholders’ (deficit) equity	(22,141)	4,862
Total liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity	$72,959	$66,297

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(27,345)	$(2,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	844	647
Amortization of intangible assets	232	274
Non-cash operating lease cost	138	134
Provision for expected credit losses	(25)	4
Write-down of inventory	—	144
Loss on disposal of property and equipment	58	—
Stock-based compensation expense	654	652
Change in fair value of warrant liabilities	21,714	(495)
Amortization on investments, net	(47)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(743)	(13)
Notes receivable	226	86
Prepaid and other current assets	243	9
Inventories	(4,839)	(3,129)
Accounts payable	1,759	6
Accrued liabilities	103	(1,491)
Deferred revenue	229	205
Operating lease liabilities	(141)	(138)
Other	2	6
Net cash used in operating activities	(6,938)	(5,307)
Cash flows from investing activities
Purchase of property and equipment	(6)	(20)
Purchase of investments	(2,963)	(2,206)
Investment maturities	3,500	1,000
Net cash provided by (used in) investing activities	531	(1,226)
Cash flows from financing activities
Proceeds from acquisition-related deposit	10,000	—
Proceeds from issuance of common stock through option exercises	21	5
Net settlement of stock-based compensation awards	(330)	(83)
Payment of accrued offering costs allocable to preferred stock	—	(52)
Net cash provided by (used in) financing activities	9,691	(130)
Net increase (decrease) in cash and cash equivalents	3,284	(6,663)
Cash and cash equivalents at beginning of the period	16,263	20,621
Cash and cash equivalents at end of the period	$19,547	$13,958

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$1	$13

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$944	$858
Accounts payable for purchases of Property and equipment, net	$—	$(106)

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance as of December 31, 2024	20	$13,784	11,654	$116	$148,035	$(143,295)	$6	$4,862
Exercise of stock options under the Incentive Plans	—	—	5	—	21	—	—	21
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	131	2	(332)	—	—	(330)
Stock-based compensation under the Incentive Plans	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	(27,345)	—	(27,345)
Change in unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Balance as of March 31, 2025	20	$13,784	11,790	$118	$148,378	$(170,640)	$3	$(22,141)

							Accumulated
	Series A						Other
	Redeemable Convertible				Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2023	20	$13,747	11,327	$113	$145,203	$(111,891)	$4	$33,429
Exercise of stock options under the Incentive Plans	—	—	2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	66	1	(90)	—	—	(89)
Stock-based compensation under the Incentive Plans	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	(2,157)	—	(2,157)
Change in unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2024	20	$13,747	11,395	$114	$145,770	$(114,048)	$(1)	$31,835

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s LENSAR Laser System (“LLS”) and ALLY Robotic Cataract Laser System™ (“ALLY System”) (collectively the “Systems”), which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its ALLY System as a compact, highly ergonomic system utilizing an extremely fast dual-modality laser and integrating artificial intelligence (“AI”) into proprietary imaging and software. The ALLY System is designed to transform premium cataract surgery by utilizing LENSAR’s advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. The ALLY System is available to U.S. and European Union cataract surgeons and has also received regulatory clearance in India, Taiwan, South Korea, and certain other countries. In addition, the Company is pursuing an additional marketing or certification application through its distributor in China.

On March 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alcon Research, LLC (“Alcon”) and VMI Option Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be cancelled and converted automatically into the right to receive (i) $14.00 in cash, without interest, and subject to applicable taxes, plus (ii) one contingent value right per share, representing the right to receive one contingent payment of $2.75 in cash, without interest, upon achievement of 614,000 cumulative procedures with the Company’s products between January 1, 2026 and December 31, 2027. The Merger Agreement contains customary covenants and agreements, including with respect to the operations of the business of the Company between signing and closing. The Merger is expected to close in mid-to-late 2025, subject to customary closing conditions, including approval by the Company’s stockholders and regulatory approvals. The Merger Agreement includes customary termination rights for the Company and Alcon. Upon termination of the Merger Agreement in certain circumstances, the Company will be required to pay Alcon a termination fee of $8,500.

The Company received a $10,000 cash deposit towards the aggregate cash consideration, which is classified as a current liability on the condensed balance sheet at March 31, 2025. The deposit is considered the property of Alcon in accordance with the terms of the Merger Agreement. In connection with a termination of the Merger Agreement under certain specified circumstances, including if Alcon breaches its obligations such that the Company is entitled to terminate the Merger Agreement or the Merger has not been successfully completed by April 23, 2026, subject to an extension under certain circumstances solely at the election of Alcon to July 23, 2026, a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, and, at the time of such termination, the only remaining conditions to closing relate to certain regulatory approvals, the Company will be permitted to keep the deposit. If the Merger Agreement is terminated for any other reason, the Company shall refund the deposit to Alcon.

Other than the foregoing-described deposit and acquisition-related costs as described under “Acquisition-Related Costs” in Note 2, Summary of Significant Accounting Policies, the terms of the Merger Agreement did not impact the Company’s condensed financial statements for the three months ended March 31, 2025.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of March 31, 2025, had an accumulated deficit of $170,640. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash, cash equivalents, and investments on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. The U.S. government

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

has recently implemented significant changes in U.S. trade policy and taken certain actions that may impact the Company’s business, including imposing tariffs on certain goods imported into the United States. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for the Company’s products in these regions, as well as negatively impact the Company’s gross profit margin. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to continue to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

Basis of Presentation

These condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, omit or condense certain footnotes and other information normally included. The condensed financial statements include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year. The December 31, 2024 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the Company’s annual audited financial statements and the related notes thereto for the fiscal year ended December 31, 2024, included in the Annual Report on Form 10-K (the “Annual Report”) as filed with the SEC on February 27, 2025.

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

Acquisition-Related Costs

Acquisition-related costs of $4,225, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to and incurred in association with the Merger Agreement with Alcon, are expensed as incurred and included within selling, general and administrative expenses in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025. The Company expects to incur additional acquisition-related costs in 2025 while the merger process is ongoing.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three months ended March 31, 2025 and 2024 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which requires (1) disclosure of specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of certain disaggregated information about income taxes paid, income from continuing operations before income tax expense (benefit) and income tax expense (benefit). The standard is effective for the Company’s annual financial statements for the year ending December 31, 2025. The Company does not believe that the adoption of the standard will result in material changes to the financial statement disclosures.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
United States	$6,699	$6,010
Asia (excluding South Korea)	3,075	884
Europe	2,246	1,415
South Korea	188	278
Other	67	54
Total[1]	$12,275	$8,641

1 The table above does not include lease revenue of $1,884 and $1,947 for the three months ended March 31, 2025 and 2024, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of March 31, 2025	As of December 31, 2024
Accounts receivable, current	Accounts receivable, net	$6,885	$6,085
Accounts receivable, long-term	Notes and other receivables, long-term, net	$—	$38
Notes receivable, current	Notes receivable, net	$357	$395
Notes receivable, long-term	Notes and other receivables, long-term, net	$937	$1,122
Contract asset, current	Prepaid and other current assets	$144	$236
Deferred revenue, current	Deferred revenue	$1,993	$1,677
Deferred revenue, non-current	Other long-term liabilities	$609	$696

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

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2024	$105
Change in provision for credit losses	(20)
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2025	$85

Accounts receivable, allowance for credit losses as of December 31, 2023	$62
Change in provision for credit losses	(18)
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2024	$44

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended March 31, 2025 and 2024 of $26 and $29, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2024	$31
Change in provision for credit losses	(5)
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2025	$26

Notes receivable, allowance for credit losses as of December 31, 2023	$33
Change in provision for credit losses	(2)
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2024	$31

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2024	$236
Contract assets recognized	189
Payments received	(197)
Write-off due to contract modification	(84)
Contract assets as of March 31, 2025	$144

Contract assets as of December 31, 2023	$982
Contract assets recognized	488
Payments received	(635)
Write-off due to contract modification	(50)
Contract assets as of March 31, 2024	$785

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

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2024	$2,373
Billings not yet recognized as revenue	998
Beginning deferred revenue and contract liabilities recognized as revenue	(769)
Deferred revenue and contract liabilities as of March 31, 2025	$2,602

Deferred revenue and contract liabilities as of December 31, 2023	$1,919
Billings not yet recognized as revenue	776
Beginning deferred revenue and contract liabilities recognized as revenue	(578)
Deferred revenue and contract liabilities as of March 31, 2024	$2,117

Transaction Price Allocated to Future Performance Obligations

At March 31, 2025, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $39,815. The Company expects to satisfy its remaining performance obligations by December 31, 2029, with $10,912 to be satisfied by December 31, 2025, $10,806 to be satisfied by December 31, 2026, $9,502 to be satisfied by December 31, 2027, $5,761 to be satisfied by December 31, 2028, and $2,834 to be satisfied by December 31, 2029. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,259	$—	$—	$5,259
U.S. treasury bills	3,460	—	—	3,460
U.S. government securities	1,993	—	—	1,993
Certificates of deposit	247	—	—	247
Total assets	$10,959	$—	$—	$10,959

Liabilities
Warrant derivative liabilities	$—	$—	$51,570	$51,570
Total liabilities	$—	$—	$51,570	$51,570

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,631	$—	$—	$6,631
U.S. treasury bills	3,451	—	—	3,451
U.S. government securities	2,494	—	—	2,494
Certificates of deposit	247	—	—	247
Total assets	$12,823	$—	$—	$12,823

Liabilities
Warrant derivative liabilities	$—	$—	$29,856	$29,856
Total liabilities	$—	$—	$29,856	$29,856

There were no transfers between fair value hierarchy levels during three months ended March 31, 2025 and 2024.

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$5,259	$—	$—	$5,259
Short-term investments
U.S. treasury bills	3,460	—	—	3,460
U.S. government securities	1,992	1	—	1,993
Certificates of deposit	245	2	—	247
Total	$10,956	$3	$—	$10,959

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,631	$—	$—	$6,631
Short-term investments
U.S. treasury bills	3,449	2	—	3,451
U.S. government securities	2,492	2	—	2,494
Certificates of deposit	245	2	—	247
Total	$12,817	$6	$—	$12,823

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended March 31, 2025 is set forth below:

	Fair Value at December 31, 2024	Change in Fair Value	Fair Value at March 31, 2025
Series A Warrant	$15,351	$10,944	$26,295
Series B Warrant	14,505	10,770	25,275
Total warrant liabilities	$29,856	$21,714	$51,570

Note 5. Inventories

Inventory balances were as follows:

	As of March 31, 2025	As of December 31, 2024
Finished Goods	$4,327	$2,936
Work-in-process	3,319	1,292
Raw Materials	7,678	7,200
Total	$15,324	$11,428

Note 6. Leases

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Lease revenue	$1,884	$1,947

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,756)	$1,536	$4,292	$(2,678)	$—	$1,614
Acquired technology [1,3,4,5]	9,200	(4,856)	4,344	13,900	(5,459)	(3,943)	4,498
Acquired trademarks [1]	570	(570)	—	570	(570)	—	—
	$14,062	$(8,182)	$5,880	$18,762	$(8,707)	$(3,943)	$6,112
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

Amortization expense for three months ended March 31, 2025 and 2024 was $232 and $274, respectively.

Based on the intangible assets recorded at March 31, 2025, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2025	$689
2026	911
2027	902
2028	695
2029	690
2030	690
Thereafter	1,303
Total remaining estimated amortization expense	$5,880

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2025	As of December 31, 2024
Compensation	$2,722	$5,002
Acquisition-related costs	2,630	—
Professional Services	462	776
Warranty	347	432
Other	749	597
Total	$6,910	$6,807

Note 9. Warrant Liabilities

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of March 31, 2025 and December 31, 2024:

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.9%	4.3%
Expected term (years)	3.1	3.4
Expected volatility	61%	61%
Dividends	0.0%	0.0%

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

Note 10. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $9,877 over the next 12 months. The Company expects to meet these requirements.

Employee Retention Credit

In March 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides for an Employee Retention Credit (“ERC”), which is a refundable tax credit against certain employment taxes paid in 2020 and 2021. As of March 31, 2025, the Company received substantially all of the $1,368 ERC.

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

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three months ended March 31, 2025 and 2024.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of March 31, 2025, the Company has reserved a total of 6,133 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2024	477	84
Authorized	583	—
Granted/Awarded	(397)	(4)
Cancelled/Forfeited	50	1
Balance at March 31, 2025	713	81

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

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,845	$5.22	7.3	$6,859
Options granted	4	$10.96
Options exercised	(5)	$4.54
Options cancelled/forfeited	(7)	$6.50
Outstanding at March 31, 2025	1,837	$5.23	7.1	$16,329

Vested and expected to vest at March 31, 2025	1,837	$5.23	7.1	$16,329
Vested and exercisable at March 31, 2025	1,473	$5.55	7.0	$12,619

The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $2.88. The total fair value of options vested during the three months ended March 31, 2025 was approximately $284. Total unrecognized compensation expense of $851 related to stock options will be recognized over a weighted average period of 1.5 years.

The following table summarizes information about stock options outstanding and vested as of March 31, 2025:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	330	7.8	$2.66	174	$2.66
$3.23	422	8.2	$3.23	348	$3.23
$3.27 - $5.95	46	8.8	$4.25	11	$4.26
$6.04	395	6.8	$6.04	312	$6.04
$6.07 - $13.48	644	6.2	$7.43	628	$7.42
	1,837	7.1	$5.23	1,473	$5.55

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.0 - 4.4%	3.9 - 4.2%
Expected term (years)	6	6
Expected volatility	61%	58%
Dividends	0.0%	0.0%

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

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2024	797	$3.20
Restricted stock units granted	397	$10.24
Restricted stock units vested	(172)	$2.98
Restricted stock units cancelled	(2)	$6.32
Non-vested at March 31, 2025	1,020	$5.97

The total fair value of restricted stock units vested during the three months ended March 31, 2025 was approximately $511. At March 31, 2025 there was approximately $5,156 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.8 years.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of March 31, 2025, the Company has reserved 681 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of March 31, 2025, 418 shares of common stock have been issued to employees participating in the 2020 ESPP and 262 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended March 31,
	2025	2024
Revenue – product	$1	$2
Cost of revenue – product	37	51
Cost of revenue – service	32	29
Selling, general and administrative expenses	511	484
Research and development expenses	73	86
Total	$654	$652

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2025	$1,792
2026	1,619
2027	1,350
2028	1,110
2029	136
Total unrecognized stock-based compensation expense	$6,007

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at March 31, 2025 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 14. Loss per Share

The following is a reconciliation of the numerator (loss) and the denominator (number of shares) used in the basic and diluted loss per share calculations:

	Three Months Ended March 31,
	2025	2024
Not loss attributable to common stockholders	$(27,345)	$(2,157)
Weighted average number of shares of common stock	11,774	11,387
Basic and diluted net loss per share	$(2.32)	$(0.19)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three months ended March 31, 2025 and 2024 because their effect was anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants and Series B Warrants	4,367	4,367
Restricted stock awards and units	1,020	386
Outstanding stock options	1,837	1,898

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended March 31,
	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants	1,718	883
Series B Warrants	1,601	558
Restricted stock awards and units	554	250
Outstanding stock options	924	1,392
Total	12,737	11,023

Note 15. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net loss to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total consolidated assets. As of March 31, 2025 and December 31, 2024, 99% and 98% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net loss is below:

	Three Months Ended March 31,
	2025	2024
Revenue	$14,159	$10,588
Less:
Personnel expense	6,935	6,458
Acquisition-related costs	4,225	—
Other cost of revenue[1]	3,769	2,165
Other research and development expense[1]	411	300
Other sales and marketing expense[1]	1,193	1,086
Other general and administrative expense[1]	1,687	1,858
Stock-based compensation expense	653	650
Change in fair value of warrant liabilities	21,714	(495)
Depreciation expense	844	647
Amortization expense	232	274
Other income, net	(159)	(198)
Net loss	$(27,345)	$(2,157)

1 The Company deducts personnel expense, stock-based compensation expense, depreciation expense, and amortization expense from GAAP expenses to arrive at other costs and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System is designed to transform premium cataract surgery by utilizing our advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. Our ALLY System received clearance from the U.S. Food and Drug Administration, or FDA, in June 2022. The ALLY System is available to all U.S. and European Union, or EU, cataract surgeons and has also received regulatory clearance in India, Taiwan, South Korea, as well as certain other countries. In addition, we are pursuing an additional marketing or certification application through our distributor in China, but this process could take multiple years. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. Our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, India, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of March 31, 2025, consisted of approximately 70 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $10.6 million for the three months ended March 31, 2024 to $14.2 million for the three months ended March 31, 2025, representing an increase of 34%, primarily due to increased ALLY System sales and procedure volume. Our net loss was $27.3 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. Our installed base of Systems is approximately 395 as of March 31, 2025.

Proposed Acquisition by Alcon

On March 23, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alcon Research, LLC (“Alcon”) and VMI Option Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be cancelled and converted automatically into the right to receive (i) $14.00 in cash, without interest, and subject to applicable taxes, plus (ii) one contingent value right per share, representing the right to receive one contingent payment of $2.75 in cash, without interest, upon achievement of 614,000 cumulative procedures with the Company’s products between January 1, 2026 and December 31, 2027. The Merger Agreement contains customary covenants and agreements, including with respect to the operations of our business between signing and closing. The Merger is expected to close in mid-to-late 2025, subject to customary closing conditions, including approval by our stockholders and regulatory approvals. The Merger Agreement includes customary termination rights for us and Alcon. Upon termination of the Merger Agreement in certain circumstances, we will be required to pay Alcon a termination fee of $8.5 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 24, 2025.

We received $10.0 million as a cash deposit towards the aggregate consideration, which is classified as a current liability on the condensed balance sheet at March 31, 2025. The deposit will be held in accordance with the terms of the Merger Agreement. In connection with a termination of the Merger Agreement under certain specified circumstances, including if Alcon breaches its obligations such that we are entitled to terminate the Merger Agreement or the Merger has not been successfully completed by April 23, 2026, subject to an extension under certain circumstances solely at the election of Alcon to July 23, 2026, a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, and, at the time of such termination, the only remaining conditions to closing relate to certain regulatory approvals, we will be permitted to keep the deposit. If the Merger Agreement is terminated for any other reason, we shall refund the deposit to Alcon. Additionally, we have incurred acquisition-related costs of approximately $4.2 million as of March 31, 2025.

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

Global economic uncertainty and other factors have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future, whether due to actual or uncertain impacts from increased tariffs or other trade barriers or other market volatility, may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

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

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
System	$2,632	$1,090
Recurring revenue:
Procedure	8,286	6,343
Lease	1,884	1,947
Service	1,357	1,208
Total recurring revenue	$11,527	$9,498
Total revenue	$14,159	$10,588
Recurring revenue %	81%	90%

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

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of acquisition-related costs, personnel costs, such as salaries and wages, including stock-based compensation and benefits, professional fees, marketing, insurance, travel and other expenses. We are continuing to grow our sales efforts in the United States. We expect our selling, general and administrative expenses to continue to increase in association with our planned growth.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change from Prior
(Dollars in thousands)	2025	2024	Year (%)
Revenue
Product	$10,918	$7,433	47%
Lease	1,884	1,947	(3)%
Service	1,357	1,208	12%
Total revenue	$14,159	$10,588	34%
Cost of revenue (excluding intangible amortization)
Product	$4,466	$2,590	72%
Lease	830	603	38%
Service	1,738	1,731	0%
Total cost of revenue	$7,034	$4,924	43%

Revenue

Total revenue for the three months ended March 31, 2025 increased by $3.6 million, or 34%, compared to the three months ended March 31, 2024.

Product revenue for the three months ended March 31, 2025 increased by $3.5 million, or 47%, compared to the three months ended March 31, 2024. The increase was primarily attributable to increased ALLY System sales of $1.5 million and increased procedure volume of $1.9 million.

The following table provides information about procedure volume:

	2025	2024	2023
Q1	52,347	39,486	31,600
Q2	—	42,203	35,349
Q3	—	42,231	32,649
Q4	—	45,586	37,414
Total procedure volume	52,347	169,506	137,012

Service revenue for the three months ended March 31, 2025 increased by $0.1 million, or 12%, compared to the three months ended March 31, 2024. Our U.S. sales represented 55% and 70% of product and service revenue for the three months ended March 31, 2025 and 2024, respectively.

Lease revenue for the three months ended March 31, 2025 decreased by $0.1 million, or 3%, compared to the three months ended March 31, 2024.

The U.S. government has recently implemented significant changes in U.S. trade policy and taken certain actions that may impact our business, including imposing tariffs on certain goods imported into the United States. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for our products in these regions.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2025 increased by $2.1 million, or 43%, compared to the three months ended March 31, 2024.

Cost of product revenue for the three months ended March 31, 2025 increased by $1.9 million, or 72%, compared to the three months ended March 31, 2024. The increased cost of product revenue was attributable to increased Systems sales, which have a lower gross margin than procedure licenses.

We import certain raw materials for our ALLY Systems and PIDs from regions that may be impacted by the tariffs imposed by the U.S. government. This could result in an increase in the cost of our products and may negatively impact our gross profit margin.

Cost of service revenue for the three months ended March 31, 2025 was consistent with the three months ended March 31, 2024.

Cost of lease revenue for the three months ended March 31, 2025 increased by $0.2 million, or 38%, compared to three months ended March 31, 2024.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2025 increased by $4.4 million, or 64%, compared to the three months ended March 31, 2024. General and administrative expenses increased in the quarter due to acquisition-related costs of approximately $4.2 million incurred in conjunction with the pending Merger with Alcon.

Research and Development. Research and development expenses for the three months ended March 31, 2025 increased by $0.1 million, or 6%, compared to three months ended March 31, 2024.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended March 31, 2025, consistent with the three months ended March 31, 2024.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended March 31, 2025 were $21.6 million as compared to $0.7 million for the three months ended March 31, 2024. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net loss	$(27,345)	$(2,157)
Less: Interest income	(159)	(198)
Add: Depreciation expense	844	647
Add: Amortization expense	232	274
EBITDA	(26,428)	(1,434)
Add: Stock-based compensation expense	654	652
Add: Change in fair value of warrant liabilities	21,714	(495)
Add: Acquisition-related costs	4,225	—
Adjusted EBITDA	$165	$(1,277)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, and acquisition-related costs provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges and acquisition-related costs are not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2025 and 2024, we had net losses of $27.3 million and $2.2 million, respectively, and as of March 31, 2025, we had an accumulated deficit of $170.6 million. The change in fair value of warrant liabilities increased net loss by $21.7 million in the three months ended March 31, 2025, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of an increase in the Company’s stock price of approximately 158% during the three months ended March 31, 2025. We expect to continue to incur losses and operating cash outflows for the near-term future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System. In addition, acquisition-related costs have been significant and we will continue to incur these costs while the Merger process is ongoing.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future.

The ALLY System has received regulatory approval in the United States, EU, India, Taiwan, South Korea, as well as certain other countries. In addition, we are pursuing an additional marketing or certification application through our distributor in China, but this process could take multiple years. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables. In addition, we received a $10.0 million cash deposit associated with the Merger. The deposit is considered the property of Alcon. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of March 31, 2025, we expect our current cash, cash equivalents, and investments, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

Our material contractual obligations and commercial commitments at March 31, 2025 primarily consist of $2.5 million in operating lease liabilities for our facility lease, $0.7 million in lease obligations for additional facility space not recorded on the balance sheet, and $9.9 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 12 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. In connection with the proposed Merger with Alcon, we expect to incur additional liabilities, which primarily represents transaction fees that are contingent upon the consummation of the Merger.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net cash used in operating activities	$(6,938)	$(5,307)
Net cash provided by (used in) investing activities	531	(1,226)
Net cash provided by (used in) financing activities	9,691	(130)
Net increase (decrease) in cash and cash equivalents	$3,284	$(6,663)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $6.9 million, consisting primarily of a net loss of $27.3 million and a decrease in net operating assets of $3.2 million, partially offset by non-cash charges of $23.6 million. The decrease in net operating assets was primarily due to changes in inventories. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $0.5 million, consisting primarily of investment maturities, offset by purchases of investments.

Net cash used in investing activities for the three months ended March 31, 2024 was $1.2 million, consisting primarily of the purchase of investments, offset by investment maturities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $9.7 million, consisting primarily of the acquisition-related deposit received from Alcon.

Net cash used in financing activities for the three months ended March 31, 2024 was not significant.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended March 31, 2025, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $25.2 million as of March 31, 2025. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. In addition, we received a $10.0 million cash deposit associated with the Merger, which is included in our cash and investments. The deposit is considered the property of Alcon, and will either be returned to Alcon or will become our property pursuant to the terms of the Merger Agreement. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2025.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of March 31, 2025, one customer accounted for approximately 15% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger

The conditions under the Merger Agreement to our and Alcon’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

On March 23, 2025, we entered into the Merger Agreement with Alcon and Merger Sub, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Alcon.

Consummation of the Merger is subject to the receipt of certain regulatory approvals; the expiration or termination of any applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; obtaining all waivers and approvals under certain other specified antitrust laws, as applicable; the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit or prevent the Merger; and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on March 24, 2025, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or Alcon in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;
•
certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger is not completed;
•
pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•
the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our Company, including from other opportunities that might otherwise be beneficial to us;
•
our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•
a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•
difficulties maintaining relationships with collaborators, vendors, and other business partners;
•
third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•
upon termination of the Merger Agreement by us or Alcon under specified circumstances, we would be required to pay a termination fee of approximately $8.5 million; and
•
we could be subject to litigation related to any failure to complete the Merger.

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

•
each of our directors and executive officers hold outstanding Company equity awards;
•
certain non-employee directors and executive officers hold shares of Company common stock and may be deemed to beneficially own shares of Series A Redeemable Convertible Preferred Stock and are subject to a voting agreement;
•
each of our executive officers will receive a prorated annual bonus within five days before the closing date for the fiscal year in which the Effective Time occurs;
•
each of our executive officers is a party to an employment agreement that provides for severance benefits upon a qualifying termination of employment in connection with a change in control, which includes the Merger;
•
all equity awards held by our executive officers and non-employee directors will vest in full at the Effective Time, under the terms of the applicable award agreement underlying such equity award; and
•
certain executive officers may continue to provide employment or other services to Alcon after the Effective Time and may enter into new agreements, arrangements or understandings with Alcon to set forth the terms and compensation of such post-Effective Time service.

The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completing of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our Company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Alcon a termination fee of approximately $8.5 million.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our Company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to use commercially reasonable efforts to conduct our business in the ordinary course consistent with past practice, including using commercially reasonable efforts to preserve its business organization and goodwill and maintain existing relationships with customers, suppliers, officers, employees and creditors. In addition, we are subject to a variety of specified restrictions. Unless we obtain Alcon’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, pay distributions, acquire certain assets or securities, sell or dispose of certain material intellectual property, enter into material contracts other than in the ordinary course of business, or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

Securities class action and derivative lawsuits in connection with the Merger could result in substantial costs and prevent or delay the consummation of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger could result in monetary damages, which could have a negative impact on our financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction could delay or prevent the Merger from being completed, which could negatively impact our business, financial condition, results of operations or our stock price.

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions.

Global economic uncertainty, including due to factors such as increased inflation, and rising interest rates, and increased tariffs and other trade barriers, have contributed to our business and operational performance. If economic uncertainty continues or increases or if economic conditions deteriorate, these conditions may have a material adverse impact on our revenue, profit margins, cash flow and liquidity in the future. In particular, our business is impacted by inflation, such as the recent inflationary pressures related to global supply chain disruptions that have increased the cost of certain raw materials, labor and transportation used in our business. These broad-based inflationary impacts have negatively impacted our financial condition, results of operations and cash flows since 2020, and we expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

We expect to incur operating losses for the near-term future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2023 and 2024, we had net losses of $14.4 million and $31.4 million, respectively, and for the three months ended March 31, 2024 and 2025, we had net losses of $2.2 million and $27.3 million, respectively. As of March 31, 2025, we had an accumulated deficit of $170.6 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration, or FDA, and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

We have historically derived our revenue from the sale or lease of our Systems as well as the associated procedure licenses and sale of consumables used in each procedure involving our Systems. The commercial success of our ALLY System will depend upon receipt of additional regulatory clearances or certifications and our ability to maintain and grow significant market acceptance for it.

We have historically derived our revenue from the sale or lease of our Systems and the associated procedure licenses and consumables used in each procedure involving our Systems and expect that this will account for a majority of our revenue in the foreseeable future. Accordingly, our ability to increase revenue is highly dependent on our ability to market and sell or lease our ALLY System and market the associated consumables. The ALLY System has also received certification in the European Union, or EU, and regulatory approval in India, Taiwan, South Korea, and certain other countries. In addition, we are pursuing an additional marketing or certification application through our distributor in China. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems.

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
•
the absence of third-party blocking intellectual property;
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

The ALLY System, which has received clearance from the FDA, enables cataract surgeons to complete the robotic laser-assisted cataract surgery, or LACS, procedure seamlessly in a single, sterile environment. The ALLY System is available to cataract surgeons in all U.S. and EU jurisdictions and has also received regulatory clearance in India, Taiwan, South Korea, and certain other countries. We are also pursuing an additional marketing or certification application through our distributor in China. In addition, our ability to meet production goals can also be impacted by supply chain interruptions. If we experience supply chain constraints, we may be unable to deliver ALLY Systems as planned.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the three months ended March 31, 2025, two customers accounted for approximately 17% and 12% of our revenue, respectively. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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
•
the costs of commercializing the ALLY System, including increased costs associated with supply chain disruptions, inflationary pressures, the impact of increased tariffs or other traded barriers, sales in regions outside the U.S. or other new products or technologies;
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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 51.1% of our total outstanding shares of common stock based on our shares outstanding as of March 31, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

We purchase custom and off-the-shelf components from a number of suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of our Systems and associated consumables are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). If one or more of our suppliers cease to provide us with sufficient quantities of materials in a timely manner or on terms acceptable to us, including due to costs associated with increased tariffs or other trade barriers, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may experience delays in engaging additional or replacement suppliers for certain components. There may also be disruptions outside our control in the availability and pricing of various component parts needed for our ALLY System.

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

We have seen significant disruptions in the supply of, timing of delivery of and fluctuations in pricing for various component parts needed for our products, including the integrated circuits used in our Systems, and expect these trends to continue. Our efforts to maintain an adequate supply of inventory may not be sufficient and we may be unable to source the necessary component parts on commercially acceptable terms to reflect in the price of our system. The long-term loss of these suppliers, or their long-term inability to provide us with an adequate supply of components or products on commercially reasonable terms, could potentially cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. If it becomes necessary to identify and qualify a suitable second source to replace one of our key suppliers, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could also result in delay. Any disruption of this nature or increased expense could harm our commercialization efforts and could have a material adverse effect on our business, financial condition and results of operations. If these supply chain shortages and disruptions continue or worsen, there is no guarantee that the Company will be able to meet customer demand for the ALLY System. In addition, pricing increases in component parts for our Systems resulting from inflationary pressures, the impact of increased tariffs and other trade barriers, and other macroeconomic conditions may necessitate an increase in the overall cost to customers, which in turn may have an adverse impact on customer demand.

We and some of our suppliers and contract facilities are required to comply with regulatory requirements of the FDA (and other regulatory authorities). In particular, the FDA’s Quality System Regulation, or QSR, which includes FDA’s current Good Manufacturing Practice requirements, or cGMPs, covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA audits compliance with these regulatory requirements through periodically announced and unannounced inspections of manufacturing and other facilities. If our manufacturing facilities or those of any of our suppliers or contract facilities are found to be in violation of applicable laws and regulations, the FDA could take enforcement action. Similar requirements must be complied with in foreign countries and foreign regulatory authorities could also take enforcement action. Additionally, in the event we must obtain a replacement supplier or contract facility, it may be difficult for us to identify and qualify a supplier or contract facility that complies with QSR and cGMPs, which would adversely impact our operations.

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

We have historically sold our products outside of the United States through a network of independent distributors and intend to increase our international presence in Germany, China, India, and South Korea, as well as other international markets. Our international business operations are subject to a number of risks, including:

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
•
tariffs, export restrictions, and other trade barriers, trade regulations, and foreign tax laws;
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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to store and effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions, intellectual property, proprietary business information and certain personal information, including of our employees and contractors (collectively, Confidential Information). The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information technology systems, global communications, internet activity and other network processes. Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to information security breaches, acts of vandalism, computer viruses and malware (such as ransomware), misconfigurations, “bugs” or other vulnerabilities, theft or loss of Confidential Information. Confidential Information might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. We have technology security initiatives in place to mitigate our risk to these vulnerabilities, but there can be no assurance that our or our third-party service providers’ cybersecurity risk management program and processes, including policies, controls or procedures, and other security measures, will be adequately designed, complied with, implemented or effective to ensure that our or their operations are not disrupted or that data security breaches do not occur.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers and customers are from time to time subject to cyberattacks, phishing, and other security incidents. Any significant information technology system failure, accident or security breach could cause interruptions in our operations, result in damage to our reputation, the loss or misappropriation of Confidential Information, result in key personnel being unable to perform duties or communicate throughout the organization, significant costs associated with the investigation, data restoration and remediation, and potential notification of the breach to third-parties, including counter-parties and data subjects, and have other adverse impacts on our business. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and if made against us could lead to significant interruptions in our operations, loss of Confidential Information and income, reputational loss, diversion of funds, and may also result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, compromises to our network could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in regulatory investigations and enforcement actions, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

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

The GDPR imposes comprehensive compliance obligations regarding our processing of personal data of individuals within the European Economic Area, or EEA, or in the context of our activities within the EEA, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, states that reliance on the standard contractual clauses, or SSCs a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.

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

We are also subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, which collectively impose separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. For example, Washington State enacted the “My Health My Data Act,” which broadly defines “consumer health data”, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements and grants consumers certain rights with respect to their health data, including to request deletion of their information. Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws.

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

The ALLY System, which has received clearance from the FDA and certification in the EU, enables cataract surgeons to complete the laser-assisted procedure seamlessly in a single, sterile environment. The ALLY System is available to all cataract surgeons in the U.S. and EU jurisdictions and has also received regulatory clearance in India, Taiwan, South Korea, as well as certain other countries. In addition, we are pursuing an additional marketing or certification application through our distributor in China.

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

In addition, the regulatory landscape related to medical devices in the EU recently evolved, and continues to undergo legislative changes. On May 26, 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The modifications brought by this new Regulation may have an effect on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed, which could adversely affect our ability to grow our business in a timely manner.

Disruptions at the FDA and other government agencies and notified bodies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, foreign regulatory agencies and notified bodies to review and clear, certify or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s, foreign regulatory agencies’ and notified bodies’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s, foreign regulatory agencies’ and notified bodies’ ability to perform routine functions. Average review times at the FDA, foreign regulatory agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, foreign regulatory agencies and notified bodies may also slow the time necessary for new medical devices or modifications to cleared, certified or approved medical devices to be reviewed and cleared, certified or approved by necessary government agencies (or other notified bodies), which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct their activities.

If there were a prolonged government shutdown in response to a health pandemic or otherwise, or if global health concerns, funding shortages or staffing limitations prevent the FDA or other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, or other regulatory authorities or notified bodies, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays following the COVID-19 pandemic. The current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies, are therefore, facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

For EU states, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, for example, certain high-risk medical devices as of 2026. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Risks Related to Intellectual Property Matters

Our success will depend on our ability to obtain, maintain, and protect our intellectual property rights.

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

In addition, our efforts to enter into confidentiality agreements with our employees, consultants, clients and other vendors who have access to our confidential information, trade secrets, data and know-how may not prevent unauthorized use, misappropriation, or disclosure to unauthorized parties, and such information could otherwise become known or be independently discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, or circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion.

Failure to obtain and maintain intellectual property rights necessary to our business and failure to protect, monitor, and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions may not provide sufficient protection in the future to prevent the infringement, use, violation, or misappropriation of our trademarks, data, technology, and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated, or otherwise violated.

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the filing, licensing, defending, and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all in such jurisdictions. We may not be successful in protecting our proprietary rights, and unauthorized parties may be able to obtain and use information that we regard as proprietary.

We own numerous issued patents and pending patent applications. As of March 31, 2025, we owned approximately 66 U.S. patents, 29 pending U.S. patent applications, 195 issued foreign patents, and 83 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Patents (or some of the claims therein), if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. Proceedings challenging our patents could result in either loss of the patent, or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to commercialize our products.

Competitors could purchase our products and attempt to replicate or reverse engineer some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our patents, or develop and obtain patent protection for more effective technologies, designs, or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees, and current employees. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, including the protection of surgical and medical methods, and we may encounter significant problems in protecting our proprietary rights in these countries.

In addition, proceedings to enforce or defend our patents could put our patents (or some of the claims therein) at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•
any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;
•
any of our pending patent applications will issue as patents;

•
we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents expire;
•
we were the first to make the inventions covered by each of our patents and pending patent applications;
•
we were the first to file patent applications for these inventions;
•
others will not develop similar or alternative technologies that do not infringe our patents;
•
any of our patents will ultimately be found to be valid and enforceable;
•
any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages, or will not be challenged by third parties;
•
we will develop additional proprietary technologies or products that are separately patentable; or
•
our commercial activities or products will not infringe upon the patents of others.

Even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. Issued patents may be challenged, narrowed, invalidated, or circumvented. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval or certification to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable, or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee-payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Even if a lapse is cured, thus reviving the patent or application, there is a risk that the revival can be challenged by third parties in administrative proceedings and litigation, and that the revival can be overruled. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Future changes to existing patent law could lead to uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications. Furthermore, U.S. and foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. In several recent patent cases, the U.S. Supreme Court has narrowed the scope of patent protection available or weakened the rights of patent owners in certain situations. We cannot predict future changes in the interpretation of patent laws and regulations or changes to patent laws and regulations that might be enacted into law by U.S. and foreign legislative bodies and patent offices. Those changes may materially affect our ability to obtain additional patent protection in the future, the value of our patents, and our ability to enforce our patents.

If we cannot license and maintain rights to use third-party technology on reasonable terms, we may not be able to successfully commercialize our products. Our licensed or acquired technology may lose value or utility over time.

In the past, we have licensed the right to use technology from third parties and may choose or need to do so in the future, including to develop or commercialize new products or services. We may also need to negotiate licenses to practice certain intellectual property rights such as patents or patent applications before or after introducing a commercial product, and we may not be able to obtain necessary licenses to such intellectual property rights. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable, our business may suffer. In addition, any technology licensed or acquired by us may lose value or utility, including as a result of a change in the industry, in our business objectives, others’ technology, a dispute with the licensor, or circumstances outside our control. In return for the use of a third party’s technology or intellectual property rights, we may agree to pay the licensor royalties based on sales of our products or services. If we are unable to negotiate reasonable royalties or if we have to pay royalties on technology that becomes less useful for us or ceases to provide value to us, our profit margin will be reduced and we may suffer losses.

We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit, or otherwise interfere with our ability to make, use, sell, or export our products or to use our technologies or product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices, or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. These matters can be time consuming and costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret.

Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our products. Because of the confidential nature of patent applications, we do not know at any given time what patent applications are pending that may later issue as a patent and be asserted by a third party against us. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel, or was invalid or unenforceable for other reasons. In litigation or administrative proceedings, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If such competitor prevails, we could lose our rights to those challenged patents or have the scope of those rights narrowed.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents, patent applications or other intellectual property, as a result of the work they performed on our behalf. Although we have a general requirement that our employees, consultants, and any other partners or collaborators who have access to our proprietary know-how, information or technology assign to us, or grant us similar rights to, their inventions, this may not fully protect us from intellectual property claims. Additionally, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, that our agreements with such parties will be upheld in the face of a potential challenge, that such agreements will adequately protect us, or that such agreements will not be breached, nor can we be certain that we will have an adequate remedy for any of the foregoing.

Any lawsuits relating to intellectual property rights could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•
stop making, selling, or using products or technologies that allegedly infringe the asserted intellectual property;
•
lose the opportunity to license our intellectual property to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•
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

Any litigation or claim against us, even those without merit or those where we prevail, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. If we are found to have infringed the intellectual property rights of third parties, we could be required to pay substantial damages, including third-party lost profits, the disgorgement of our profits, or substantial royalties (all of which may be increased, including three times the awarded damages, if we are found to have willfully infringed third-party patents or trademarks or to have misappropriated trade secrets) and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. Although patent, trademark, trade secret, and other intellectual property disputes in the medical device area are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. If we do not obtain necessary licenses, we may not be able to redesign our products to avoid infringement. We could encounter delays in product introductions while we attempt to develop alternative methods or products, and these alternative methods or products may be less competitive, which could adversely affect our competitive business position. If we fail to obtain any required licenses or fail to make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.

In addition, we generally indemnify our customers with respect to our products’ infringement of the proprietary rights of third parties. If third parties assert infringement claims against our customers, these claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

Similarly, interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, post-grant review, derivation proceedings, or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing our products or using product names, which would have a significant adverse impact on our business, financial condition, and results of operations.

Additionally, competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming, and unsuccessful. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringed their intellectual property. In addition, in a patent or other intellectual property infringement proceeding, a court may decide that a patent or other intellectual property of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents or other intellectual property do not cover the technology in question. Furthermore, even if our patents or other intellectual property are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation proceeding could put one or more of our patents or other intellectual property at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition, and results of operations.

If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed.

In addition to patent protection, we also rely on protection of trade secrets, know-how, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing to protect trade secrets to the extent we deem necessary to adequately enforce our rights. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions contained in the contracts executed by our employees, consultants, collaborators, and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Also, despite the existence of these confidentiality restrictions or our efforts to monitor how our trade secrets are used or disclosed, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event the unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information is outside the scope of the provisions of the contracts. There can be no assurance that such third parties will not breach their agreements with us, that we will become aware of such breaches, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property or other proprietary information protection is insufficient, we would be exposed to a greater risk of direct competition. A third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. Our competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our products, brand, and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced, and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

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

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in the individuals, organizations and systems which comprise our security measures, agreements and security protections may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach.

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

Filing, prosecuting, and defending patents or trademarks on our current and future products in all countries throughout the world would be prohibitively expensive. The requirements for patentability and trademark protection may differ in certain countries, particularly in developing countries. The laws of some foreign countries do not protect intellectual property rights including the protection of surgical and medical methods, to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions and trademarks in all countries outside the United States. Competitors may use our technologies or trademarks in jurisdictions where we have not obtained patent or trademark protection to develop or market their own products and further, may export otherwise infringing products to territories where we do have patent and trademark protection, but enforcement on infringing activities is inadequate. These products or trademarks may compete with our products or trademarks, and our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing. Proceedings to enforce our patent and trademarks rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents, patent applications, trademarks, and trademark applications in those jurisdictions, as well as elsewhere, at risk of being invalidated or interpreted narrowly and our patent or trademark applications at risk, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees and consultants were previously employed at or engaged by other medical device or other biotechnology companies, including our competitors or potential competitors. Some of these employees, consultants, and contractors may have executed proprietary rights, non-disclosure, and non-competition agreements in connection with such previous employment. Our efforts to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how, or trade secrets of others in their work for us may not be successful, and we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information of these former employers or competitors.

Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against any other claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products could have a material adverse effect on our business, financial condition, and results of operations, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, financial condition, and results of operations.

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
•
they may not maintain the confidentiality of our proprietary information;
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

We rely on trademarks, service marks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. It is possible that some of our trademark applications may be rejected. Although we are given an opportunity to respond, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Additionally, certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition, and results of operations may be adversely affected.

Risks Related to Artificial Intelligence Technologies

We use artificial intelligence technologies in our business, and the deployment, use, and maintenance of these technologies involve significant technological and legal risks.

We develop and use artificial intelligence, or AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively “AI Technologies”), throughout our business, and are making significant investments in this area.

For example, we use AI Technologies in our ALLY System to register and analyze patients’ eyes and determine eye surface and cataract density, which helps optimize laser patterns and energy settings in cataract procedures, with the goal of minimizing the overall energy delivered in the eye for quicker visual recovery and better patient outcomes.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are, for example: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer, or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex and may involve unforeseen difficulties including, without limitation, material performance problems, undetected defects, or errors. We may be unsuccessful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical factors. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software, services, and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.

We may not be able to obtain sufficient intellectual property protection for our AI Technologies to prevent competitors from implementing the same or similar technology in their businesses, and other individuals may apply for or obtain intellectual property protection which could limit our ability to use technology that we are currently developing.

A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies or products that incorporate AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation, and financial condition.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, or standards may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, California enacted seventeen new laws in 2024 that regulate the use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act, or the EU AI Act, entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and depending on the AI use case includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union, or the CJEU, has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.

Risks Related to Owning Our Common Stock

The large number of shares eligible for public sale could depress the market price of our common stock.

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 51.1% of our total outstanding shares of common stock based on our shares outstanding as of March 31, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

North Run Capital, LP, or North Run, and its affiliates held 45.9% of the voting power of our capital stock based on shares outstanding as of March 31, 2025, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

As of December 31, 2024, we had net operating loss, or NOL, carryforwards of $37.6 million for U.S. federal income tax purposes and $26.0 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our U.S. federal NOL carryforwards are not subject to expiration, but may generally only be used to offset 80% of future taxable income in a given year. Our state NOL carryforwards begin to expire in 2028. Our state NOL carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income.

Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. We completed an ownership change analysis pursuant to Section 382 of the Code through our taxable year ended December 31, 2023, and determined we experienced an ownership change on May 18, 2023 in connection with the Private Placement of Series A Redeemable Convertible Preferred Stock. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or income taxes is limited as a result of such ownership change. Furthermore, we may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo ownership changes in the future, our ability to use our NOL carryforwards and other tax attributes could be further limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

2.2+	Agreement and Plan of Merger, dated as of March 23, 2025, by and among LENSAR, Inc., Alcon Research, LLC, and VMI Option Merger Sub, Inc.	Form 8-K	001-39473	2.1	3/24/2025
3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-Q	001-39473	3.2	11/07/2024

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	5/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

4.3	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	5/18/2023

4.4	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	5/18/2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

+ Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: May 8, 2025	By:	/s/ Nicholas T. Curtis
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025		/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2025		/s/ Kendra W. Wong
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)