Form 10-Q
period 2025-06-30
LENSAR, Inc.
filed 2025-08-07
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 11,934,784 shares of the registrant’s Common Stock outstanding.

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
•
the impact to our business, financial condition and results of operations as a result of a material disruption to the supply or manufacture of our Systems or necessary component parts for such Systems or material inflationary pressures or enacted tariffs affecting pricing of component parts;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product	$10,910	$9,534	$21,828	$16,967
Lease	1,645	1,952	3,529	3,899
Service	1,380	1,150	2,737	2,358
Total revenue	13,935	12,636	28,094	23,224
Cost of revenue (exclusive of amortization)
Product	4,315	3,851	8,781	6,441
Lease	859	663	1,689	1,266
Service	1,737	1,309	3,475	3,040
Total cost of revenue	6,911	5,823	13,945	10,747
Operating expenses
Selling, general and administrative expenses	11,658	6,784	22,807	13,580
Research and development expenses	1,425	1,348	2,959	2,792
Amortization of intangible assets	230	232	462	506
Impairment of intangible assets	—	3,729	—	3,729
Total operating expenses	13,313	12,093	26,228	20,607
Operating loss	(6,289)	(5,280)	(12,079)	(8,130)
Other income (expense)
Change in fair value of warrant liabilities	4,332	(3,923)	(17,382)	(3,428)
Other income, net	193	160	352	358
Net loss	(1,764)	(9,043)	(29,109)	(11,200)
Other comprehensive loss
Change in unrealized loss on investments	(6)	(5)	(9)	(10)
Net loss and comprehensive loss	$(1,770)	$(9,048)	$(29,118)	$(11,210)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.79)	$(2.46)	$(0.98)
Weighted-average number of common shares used in calculation of net loss per share:
Basic and diluted	11,937	11,451	11,856	11,419

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,150	$16,263
Short-term investments	13,159	6,192
Accounts receivable, net of allowance of $48 and $105, respectively	4,987	6,085
Notes receivable, net of allowance of $7 and $8, respectively	335	395
Inventories	19,243	11,428
Prepaid and other current assets	991	1,616
Total current assets	45,865	41,979
Property and equipment, net	609	664
Equipment under lease, net	15,087	13,767
Notes and other receivables, long-term, net of allowance of $17 and $23, respectively	855	1,160
Intangible assets, net	5,650	6,112
Other assets	2,348	2,615
Total assets	$70,414	$66,297
Liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$11,314	$5,995
Accrued liabilities	5,726	6,807
Deferred revenue	2,528	1,677
Operating lease liabilities	522	524
Acquisition-related deposit	10,000	—
Total current liabilities	30,090	15,003
Long-term operating lease liabilities	1,810	2,090
Warrant liabilities	47,238	29,856
Other long-term liabilities	544	702
Total liabilities	79,682	47,651
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at June 30, 2025 and December 31, 2024; 20 shares issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $20,000 at June 30, 2025 and December 31, 2024	13,784	13,784
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at June 30, 2025 and December 31, 2024; 11,933 and 11,654 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	119	116
Additional paid-in capital	149,236	148,035
Accumulated other comprehensive (loss) income	(3)	6
Accumulated deficit	(172,404)	(143,295)
Total stockholders’ (deficit) equity	(23,052)	4,862
Total liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity	$70,414	$66,297

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(29,109)	$(11,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,709	1,313
Amortization of intangible assets	462	506
Impairment of intangible assets	—	3,729
Non-cash operating lease cost	276	269
Provision for expected credit losses	(64)	14
Write-down of inventory	—	144
Loss on disposal of property and equipment	58	—
Stock-based compensation expense	1,420	1,335
Change in fair value of warrant liabilities	17,382	3,428
Amortization on investments, net	(98)	(120)
Changes in operating assets and liabilities:
Accounts receivable	1,193	(1,911)
Notes receivable	333	202
Prepaid and other current assets	625	514
Inventories	(10,763)	(5,755)
Accounts payable	5,319	103
Accrued liabilities	(1,081)	(1,326)
Deferred revenue	692	(25)
Operating lease liabilities	(283)	(277)
Other	(7)	(28)
Net cash used in operating activities	(11,936)	(9,085)
Cash flows from investing activities
Purchase of property and equipment	(83)	(133)
Purchase of investments	(11,878)	(6,115)
Investment maturities	5,000	3,000
Net cash used in investing activities	(6,961)	(3,248)
Cash flows from financing activities
Proceeds from acquisition-related deposit	10,000	—
Proceeds from issuance of common stock through option exercises	34	10
Proceeds from issuance of common stock under employee stock purchase plan	175	170
Net settlement of stock-based compensation awards	(425)	(83)
Payment of accrued offering costs allocable to preferred stock	—	(98)
Net cash provided by (used in) financing activities	9,784	(1)
Net decrease in cash and cash equivalents	(9,113)	(12,334)
Cash and cash equivalents at beginning of the period	16,263	20,621
Cash and cash equivalents at end of the period	$7,150	$8,287

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash paid for taxes	$—	$22

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$3,538	$3,367

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance as of December 31, 2024	20	$13,784	11,654	$116	$148,035	$(143,295)	$6	$4,862
Exercise of stock options under the Incentive Plans	—	—	5	—	21	—	—	21
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	131	2	(332)	—	—	(330)
Stock-based compensation under the Incentive Plans	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	(27,345)	—	(27,345)
Change in unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Balance as of March 31, 2025	20	13,784	11,790	118	148,378	(170,640)	3	(22,141)
Exercise of stock options under the Incentive Plans	—	—	2	—	13	—	—	13
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	113	1	(96)	—	—	(95)
Issuance of common stock under the 2020 ESPP	—	—	28	—	175	—	—	175
Stock-based compensation under the Incentive Plans	—	—	—	—	766	—	—	766
Net loss	—	—	—	—	—	(1,764)	—	(1,764)
Change in unrealized loss on investments	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2025	20	$13,784	11,933	$119	$149,236	$(172,404)	$(3)	$(23,052)

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT), continued

(Unaudited)

(In thousands)

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

On March 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alcon Research, LLC (“Alcon”) and VMI Option Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be cancelled and converted automatically into the right to receive (i) $14.00 in cash, without interest, and subject to applicable taxes, plus (ii) one contingent value right per share, representing the right to receive one contingent payment of $2.75 in cash, without interest, upon achievement of 614,000 cumulative procedures with the Company’s products between January 1, 2026 and December 31, 2027. The Merger Agreement contains customary covenants and agreements, including with respect to the operations of the business of the Company between signing and closing. The Merger is expected to close in the second half of 2025, subject to customary closing conditions and regulatory approvals. The Merger Agreement includes customary termination rights for the Company and Alcon. Upon termination of the Merger Agreement in certain circumstances, the Company will be required to pay Alcon a termination fee of $8,500.

The Company received a $10,000 cash deposit towards the aggregate cash consideration, which is classified as a current liability on the condensed balance sheet at June 30, 2025. The deposit is considered the property of Alcon in accordance with the terms of the Merger Agreement. In connection with a termination of the Merger Agreement under certain specified circumstances, including if Alcon breaches its obligations such that the Company is entitled to terminate the Merger Agreement or the Merger has not been successfully completed by April 23, 2026, subject to an extension under certain circumstances solely at the election of Alcon to July 23, 2026, a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, and, at the time of such termination, the only remaining conditions to closing relate to certain regulatory approvals, the Company will be permitted to keep the deposit. If the Merger Agreement is terminated for any other reason, the Company shall refund the deposit to Alcon.

Other than the foregoing-described deposit and acquisition-related costs as described under “Acquisition-Related Costs” in Note 2, Summary of Significant Accounting Policies, the terms of the Merger Agreement did not impact the Company’s condensed financial statements for the three and six months ended June 30, 2025.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of June 30, 2025, had an accumulated deficit of $172,404. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures and related macroeconomic conditions may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash, cash equivalents, and investments on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. The U.S. government has recently implemented significant changes in U.S. trade policy and taken certain actions that have impacted the Company’s business, including imposing tariffs on certain goods imported into the United States, and we have seen a resulting negative impact on our gross

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

profit margin, as we have not passed on these additional costs to our customers. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for the Company’s products in these regions, as well as negatively impact the Company’s gross profit margin. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to continue to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

Acquisition-Related Costs

Acquisition-related costs of $4,174 and $8,399, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to and incurred in association with the Merger Agreement with Alcon, are expensed as incurred and included within selling, general and administrative expenses in the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2025, respectively. The Company expects to incur additional acquisition-related costs in 2025 while the merger process is ongoing.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and six months ended June 30, 2025 and 2024 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$7,751	$7,679	$14,450	$13,689
Asia (excluding South Korea)	1,869	988	4,944	1,872
Europe	2,413	1,669	4,659	3,084
South Korea	181	304	369	582
Other	76	44	143	98
Total[1]	$12,290	$10,684	$24,565	$19,325

1 The table above does not include lease revenue of $1,645 and $1,952 for the three months ended June 30, 2025 and 2024, respectively, and $3,529 and $3,899 for the six months ended June 30, 2025 and 2024, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of June 30, 2025	As of December 31, 2024
Accounts receivable, current	Accounts receivable, net	$4,987	$6,085
Accounts receivable, long-term	Notes and other receivables, long-term, net	$—	$38
Notes receivable, current	Notes receivable, net	$335	$395
Notes receivable, long-term	Notes and other receivables, long-term, net	$855	$1,122
Contract asset, current	Prepaid and other current assets	$38	$236
Deferred revenue, current	Deferred revenue	$2,528	$1,677
Deferred revenue, non-current	Other long-term liabilities	$538	$696

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

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2024	$105
Change in provision for credit losses	(57)
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2025	$48

Accounts receivable, allowance for credit losses as of December 31, 2023	$62
Change in provision for credit losses	(6)
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2024	$56

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended June 30, 2025 and 2024 of $22 and $27, respectively, and during the six months ended June 30, 2025 and 2024 of $48 and $56, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2024	$31
Change in provision for credit losses	(7)
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2025	$24

Notes receivable, allowance for credit losses as of December 31, 2023	$33
Change in provision for credit losses	(4)
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2024	$29

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2024	$236
Contract assets recognized	307
Payments received	(393)
Write-off due to contract modification	(112)
Contract assets as of June 30, 2025	$38

Contract assets as of December 31, 2023	$982
Contract assets recognized	671
Payments received	(977)
Write-off due to contract modification	(50)
Contract assets as of June 30, 2024	$626

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

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2024	$2,373
Billings not yet recognized as revenue	1,982
Beginning deferred revenue and contract liabilities recognized as revenue	(1,289)
Deferred revenue and contract liabilities as of June 30, 2025	$3,066

Deferred revenue and contract liabilities as of December 31, 2023	$1,919
Billings not yet recognized as revenue	956
Beginning deferred revenue and contract liabilities recognized as revenue	(987)
Impairment[1]	(214)
Deferred revenue and contract liabilities as of June 30, 2024	$1,674

1 The Company wrote off certain contract liabilities associated with intangible assets that were determined to be impaired during the three months ended June 30, 2024. Refer to Note 7, Intangible Assets.

Transaction Price Allocated to Future Performance Obligations

At June 30, 2025, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $42,099. The Company expects to satisfy its remaining performance obligations by December 31, 2031, with $7,950 to be satisfied by December 31, 2025, $12,100 to be satisfied by December 31, 2026, $10,892 to be satisfied by December 31, 2027, $7,102 to be satisfied by December 31, 2028, $3,605 to be satisfied by December 31, 2029, $300 to be satisfied by December 31, 2030, and $150 to be satisfied by December 31, 2031. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

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

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,899	$—	$—	$1,899
U.S. treasury bills	6,430	—	—	6,430
U.S. government securities	6,484	—	—	6,484
Certificates of deposit	245	—	—	245
Total assets	$15,058	$—	$—	$15,058

Liabilities
Warrant derivative liabilities	$—	$—	$47,238	$47,238
Total liabilities	$—	$—	$47,238	$47,238

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,631	$—	$—	$6,631
U.S. treasury bills	3,451	—	—	3,451
U.S. government securities	2,494	—	—	2,494
Certificates of deposit	247	—	—	247
Total assets	$12,823	$—	$—	$12,823

Liabilities
Warrant derivative liabilities	$—	$—	$29,856	$29,856
Total liabilities	$—	$—	$29,856	$29,856

There were no transfers between fair value hierarchy levels during three and six months ended June 30, 2025 and 2024.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$1,899	$—	$—	$1,899
Short-term investments
U.S. treasury bills	6,431	—	(1)	6,430
U.S. government securities	6,486	—	(2)	6,484
Certificates of deposit	245	—	—	245
Total	$15,061	$—	$(3)	$15,058

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,631	$—	$—	$6,631
Short-term investments
U.S. treasury bills	3,449	2	—	3,451
U.S. government securities	2,492	2	—	2,494
Certificates of deposit	245	2	—	247
Total	$12,817	$6	$—	$12,823

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended June 30, 2025 is set forth below:

	Fair Value at December 31, 2024	Change in Fair Value	Fair Value at June 30, 2025
Series A Warrant	$15,351	$8,787	$24,138
Series B Warrant	14,505	8,595	23,100
Total warrant liabilities	$29,856	$17,382	$47,238

Note 5. Inventories

Inventory balances were as follows:

	As of June 30, 2025	As of December 31, 2024
Finished Goods	$6,974	$2,936
Work-in-process	3,799	1,292
Raw Materials	8,470	7,200
Total	$19,243	$11,428

Note 6. Leases

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease revenue	$1,645	$1,952	$3,529	$3,899

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,833)	$1,459	$4,292	$(2,678)	$—	$1,614
Acquired technology [1,3,4,5]	9,200	(5,009)	4,191	13,900	(5,459)	(3,943)	4,498
Acquired trademarks [1]	570	(570)	—	570	(570)	—	—
	$14,062	$(8,412)	$5,650	$18,762	$(8,707)	$(3,943)	$6,112
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
5.
In April 2024, the Company notified its third-party supplier of the phacoemulsification component in the ALLY System that the Company would no longer pursue integration with the supplier’s phacoemulsification unit. This resulted in a triggering event impacting certain acquired technology intangible assets and contract liabilities associated with the phacoemulsification component. The Company determined that the carrying value of the intangible assets in items 3 and 4 above exceeded the estimated recoverable amount of $0 and recorded an impairment of intangible assets of $3,943. The impairment charge was offset with the write-off of contract liabilities associated with the intangible assets of $214.

Amortization expense for three months ended June 30, 2025 and 2024 was $230 and $232, respectively, and for the six months ended June 30, 2025 and 2024 was $462 and $506, respectively.

Based on the intangible assets recorded at June 30, 2025, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2025	$459
2026	911
2027	902
2028	695
2029	690
2030	690
Thereafter	1,303
Total remaining estimated amortization expense	$5,650

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2025	As of December 31, 2024
Compensation	$3,186	$5,002
Acquisition-related costs	1,126	—
Professional Services	635	776
Warranty	275	432
Other	504	597
Total	$5,726	$6,807

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.7%	4.3%
Expected term (years)	2.9	3.4
Expected volatility	61%	61%
Dividends	0.0%	0.0%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 10. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $7,150 over the next 15 months. The Company expects to meet these requirements.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the proposed Merger and in the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and six months ended June 30, 2025 and 2024.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of June 30, 2025, the Company has reserved a total of 6,133 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2024	477	84
Authorized	583	—
Granted/Awarded	(449)	(7)
Cancelled/Forfeited	57	2
Balance at June 30, 2025	668	79

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,845	$5.22	7.3	$6,859
Options granted	4	$10.96
Options exercised	(7)	$4.87
Options cancelled/forfeited	(9)	$6.35
Outstanding at June 30, 2025	1,833	$5.23	6.9	$14,552

Vested and expected to vest at June 30, 2025	1,833	$5.23	6.9	$14,552
Vested and exercisable at June 30, 2025	1,543	$5.50	6.8	$11,831

The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $6.58. There were no options granted during the three months ended June 30, 2025. The total fair value of options vested during the three and six months ended June 30, 2025 was approximately $203 and $488, respectively. Total unrecognized compensation expense of $655 related to stock options will be recognized over a weighted average period of 1.3 years.

The following table summarizes information about stock options outstanding and vested as of June 30, 2025:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	329	7.5	$2.66	195	$2.66
$3.23	422	7.9	$3.23	364	$3.23
$3.27 - $5.95	45	8.5	$4.24	14	$4.21
$6.04	394	6.5	$6.04	336	$6.04
$6.07 - $13.48	643	6.0	$7.44	634	$7.42
	1,833	6.9	$5.23	1,543	$5.50

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	—	4.3 - 4.6%	4.0 - 4.4%	3.9 - 4.6%
Expected term (years)	—	6	6	6
Expected volatility	—	59%	61%	58 - 59%
Dividends	—	0.0%	0	0.0%

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

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2024	797	$3.20
Restricted stock units granted	452	$10.65
Restricted stock units vested	(292)	$3.13
Restricted stock units cancelled	(4)	$7.83
Outstanding restricted stock units at June 30, 2025	953	$6.73

Vested and unreleased restricted stock units at June 30, 2025	110	$3.26

The total fair value of restricted stock units vested during the three and six months ended June 30, 2025 was approximately $760 and $1,271, respectively. At June 30, 2025 there was approximately $5,375 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.9 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of June 30, 2025, the Company has reserved 681 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of June 30, 2025, 446 shares of common stock have been issued to employees participating in the 2020 ESPP and 235 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue – product	$9	$3	$10	$5
Cost of revenue – product	53	54	90	105
Cost of revenue – service	46	29	78	58
Selling, general and administrative expenses	582	520	1,093	1,004
Research and development expenses	76	77	149	163
Total	$766	$683	$1,420	$1,335

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2025	$1,526
2026	1,897
2027	1,353
2028	1,114
2029	140
Total unrecognized stock-based compensation expense	$6,030

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at June 30, 2025 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 14. Loss per Share

The following is a reconciliation of the numerator (loss) and the denominator (number of shares) used in the basic and diluted loss per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(1,764)	$(9,043)	$(29,109)	$(11,200)
Weighted average number of shares of common stock	11,937	11,451	11,856	11,419
Basic and diluted net loss per share	$(0.15)	$(0.79)	$(2.46)	$(0.98)

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three and six months ended June 30, 2025 and 2024 because their effect was anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants and Series B Warrants	4,367	4,367
Restricted stock awards and units	954	905
Outstanding stock options	1,833	1,882

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940	7,940	7,940
Series A Warrants	1,787	795	1,756	840
Series B Warrants	1,688	448	1,649	504
Restricted stock awards and units	526	320	550	286
Outstanding stock options	1,072	1,357	1,004	1,369
Total	13,013	10,860	12,899	10,939

Note 15. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net loss to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total consolidated assets. As of June 30, 2025 and December 31, 2024, 99% and 98% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net loss is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$13,935	$12,636	$28,094	$23,224
Less:
Personnel expense	6,851	5,929	13,786	12,387
Acquisition-related costs	4,174	—	8,399	—
Other cost of revenue[1]	3,562	3,064	7,331	5,229
Other research and development expense[1]	392	333	803	633
Other sales and marketing expense[1]	1,681	1,464	2,874	2,550
Other general and administrative expense[1]	1,712	1,819	3,399	3,677
Stock-based compensation expense	757	680	1,410	1,330
Change in fair value of warrant liabilities	(4,332)	3,923	17,382	3,428
Impairment of intangible assets	—	3,729	—	3,729
Depreciation expense	865	666	1,709	1,313
Amortization expense	230	232	462	506
Other income, net	(193)	(160)	(352)	(358)
Net loss	$(1,764)	$(9,043)	$(29,109)	$(11,200)

1 The Company deducts personnel expense, stock-based compensation expense, depreciation expense, and amortization expense from GAAP expenses to arrive at other costs and expenses.

Note 16. Subsequent Event

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new tax legislation and any impact on the Company’s cash from operations, and will adjust the estimates in future periods as necessary.

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

Our current product portfolio includes the LENSAR Laser System, or LLS, and the ALLY Robotic Cataract Laser System™, or ALLY System, (collectively, the Systems) and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address occasional increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

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

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, India, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of June 30, 2025, consisted of approximately 75 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $12.6 million for the three months ended June 30, 2024 to $13.9 million for the three months ended June 30, 2025, representing an increase of 10%, primarily due to increased ALLY System placements and procedure volume. Our net loss was $1.8 million and $9.0 million for the three months ended June 30, 2025 and 2024, respectively. Our revenue increased from $23.2 million for the six months ended June 30, 2024 to $28.1 million for the six months ended June 30, 2025, representing an increase of 21%, primarily due to increased ALLY System placements and procedure volume. Our net loss was $29.1 million and $11.2 million for the six months ended June 30, 2025 and 2024, respectively. Our installed base of Systems is approximately 410 as of June 30, 2025.

Proposed Acquisition by Alcon

On March 23, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alcon Research, LLC (“Alcon”) and VMI Option Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be cancelled and converted automatically into the right to receive (i) $14.00 in cash, without interest, and subject to applicable taxes, plus (ii) one contingent value right per share, representing the right to receive one contingent payment of $2.75 in cash, without interest, upon achievement of 614,000 cumulative procedures with the Company’s products between January 1, 2026 and December 31, 2027. The Merger Agreement contains customary covenants and agreements, including with respect to the operations of our business between signing and closing. In addition, the Merger Agreement includes customary termination rights for us and Alcon. Upon termination of the Merger Agreement in certain circumstances, we would be required to pay Alcon a termination fee of $8.5 million.

On May 21, 2025, the Company and Alcon each received a request for additional information and documentary material, or a Second Request, from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, until 30 days after the Company and Alcon have certified substantial compliance with the Second Request, unless that period is extended voluntarily by the Company and Alcon or terminated sooner by the FTC. Both the Company and Alcon are promptly responding to the Second Request and continue to work cooperatively with the FTC in its review of the Merger. The Company continues to expect that the Merger will be completed in the second half of 2025, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement, including approval by our stockholders, which occurred on July 2, 2025.

We received $10.0 million as a cash deposit towards the aggregate consideration, which is classified as a current liability on the condensed balance sheet at June 30, 2025. The deposit will be held in accordance with the terms of the Merger Agreement. In connection with a termination of the Merger Agreement under certain specified circumstances, including if Alcon breaches its obligations such that we are entitled to terminate the Merger Agreement or the Merger has not been successfully completed by April 23, 2026, subject to an extension under certain circumstances solely at the election of Alcon to July 23, 2026, a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, and, at the time of such termination, the only remaining conditions to closing relate to certain regulatory approvals, we will be permitted to keep the deposit. If the Merger Agreement is terminated for any other reason, we shall refund the deposit to Alcon. Additionally, we have incurred acquisition-related costs of approximately $4.2 million and $8.4 million in the three and six months ended June 30, 2025, respectively.

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
•
supply chain shortages, labor market shifts, tariffs, and price increases resulting from various macroeconomic factors;
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
System	$2,576	$2,654	$5,208	$3,744
Recurring revenue:
Procedure	8,334	6,880	16,620	13,223
Lease	1,645	1,952	3,529	3,899
Service	1,380	1,150	2,737	2,358
Total recurring revenue	$11,359	$9,982	$22,886	$19,480
Total revenue	$13,935	$12,636	$28,094	$23,224
Recurring revenue %	82%	79%	81%	84%

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

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new tax legislation and any impact on the Company’s cash from operations, and will adjust the estimates in future periods as necessary.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
(Dollars in thousands)	2025	2024	Year (%)	2025	2024	Year (%)
Revenue
Product	$10,910	$9,534	14%	$21,828	$16,967	29%
Lease	1,645	1,952	(16)%	3,529	3,899	(9)%
Service	1,380	1,150	20%	2,737	2,358	16%
Total revenue	$13,935	$12,636	10%	$28,094	$23,224	21%
Cost of revenue (excluding intangible amortization)
Product	$4,315	$3,851	12%	$8,781	$6,441	36%
Lease	859	663	30%	1,689	1,266	33%
Service	1,737	1,309	33%	3,475	3,040	14%
Total cost of revenue	$6,911	$5,823	19%	$13,945	$10,747	30%

Revenue

Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

Total revenue for the three months ended June 30, 2025 increased by $1.3 million, or 10%, compared to the three months ended June 30, 2024.

Product revenue for the three months ended June 30, 2025 increased by $1.4 million, or 14%, compared to the three months ended June 30, 2024. The increase was primarily attributable to increased ALLY System placements and increased procedure volume of $1.5 million.

The following table provides information about procedure volume:

	2025	2024	2023
Q1	52,347	39,486	31,600
Q2	52,100	42,203	35,349
Q3	—	42,231	32,649
Q4	—	45,586	37,414
Total procedure volume	104,447	169,506	137,012

Service revenue for the three months ended June 30, 2025 increased by $0.2 million, or 20%, compared to the three months ended June 30, 2024. Our U.S. sales represented 63% and 72% of product and service revenue for the three months ended June 30, 2025 and 2024, respectively.

Lease revenue for the three months ended June 30, 2025 decreased by $0.3 million, or 16%, compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in the number of leased LLS units, partially offset by an increase in leased ALLY Systems.

The U.S. government has recently implemented significant changes in U.S. trade policy and taken certain actions that have impacted our business, including imposing tariffs on certain goods imported into the United States. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for our products in these regions. The imposition of tariffs have increased the cost of the raw materials used in our ALLY Systems and PIDs. To date, we have not increased sales prices to our customers resulting in a reduction in our gross margin.

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

Total revenue for the six months ended June 30, 2025 increased by $4.9 million, or 21%, compared to the six months ended June 30, 2024.

Product revenue for the six months ended June 30, 2025 increased by $4.9 million, or 29%, compared to the six months ended June 30, 2024. The increase was primarily attributable to increased ALLY System sales of $1.5 million and increased procedure volume of $3.4 million.

Service revenue for the six months ended June 30, 2025 increased by $0.4 million, or 16%, compared to the six months ended June 30, 2024. Our U.S. sales represented 59% and 71% of product and service revenue for the six months ended June 30, 2025 and 2024, respectively.

Lease revenue for the six months ended June 30, 2025 decreased by $0.4 million, or 9%, compared to the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in the number of leased LLS units, partially offset by an increase in leased ALLY Systems.

Cost of Revenue

Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

Total cost of revenue for the three months ended June 30, 2025 increased by $1.1 million, or 19%, compared to the three months ended June 30, 2024.

Cost of product revenue for the three months ended June 30, 2025 increased by $0.5 million, or 12%, compared to the three months ended June 30, 2024. The increased cost of product revenue was attributable to increased costs of components due to tariffs and other inflationary pressures, as well as an increase in the volume of procedure licenses sold.

We import certain raw materials for our ALLY System and PIDs from regions that have been be impacted by the tariffs imposed by the U.S. government. This has resulted in an increase in the cost of our products and a negative impact to our gross profit margin.

Cost of service revenue for the three months ended June 30, 2025 increased by $0.4 million, or 33%, compared to the three months ended June 30, 2024. The increase was primarily attributable to our growing service organization as our installed base of Systems grew.

Cost of lease revenue for the three months ended June 30, 2025 increased by $0.2 million, or 30%, compared to three months ended June 30, 2024. The increase was primarily attributable to the depreciation of leased Systems as the number of leased Systems continued to grow.

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

Total cost of revenue for the six months ended June 30, 2025 increased by $3.2 million, or 30%, compared to the six months ended June 30, 2024. The increase was primarily attributable to increased Systems sales, as well as increased costs of components due to tariffs and other inflationary pressures.

Cost of product revenue for the six months ended June 30, 2025 increased by $2.3 million, or 36%, compared to the six months ended June 30, 2024. The increased cost of product revenue was attributable to increased Systems sales and procedure license volume.

Cost of service revenue for the six months ended June 30, 2025 increased by $0.4 million, or 14%, compared to the six months ended June 30, 2024.

Cost of lease revenue for the six months ended June 30, 2025 increased by $0.4 million, or 33%, compared to the six months ended June 30, 2024. The increase was primarily attributable to the depreciation of leased Systems as the number of leased Systems continued to grow.

Operating Expenses

Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2025 increased by $4.9 million, or 72%, compared to the three months ended June 30, 2024. General and administrative expenses increased in the period due to acquisition-related costs of approximately $4.2 million incurred in conjunction with the pending Merger with Alcon and increased sales and marketing expenses supporting the continued ALLY System growth in placements and procedures.

Research and Development. Research and development expenses for the three months ended June 30, 2025 increased by $0.1 million, or 6%, compared to the three months ended June 30, 2024.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended June 30, 2025, consistent with the three months ended June 30, 2024.

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2025 increased by $9.2 million, or 68%, compared to the six months ended June 30, 2024. General and administrative expenses increased in the quarter due to acquisition-related costs of approximately $8.4 million incurred in conjunction with the pending Merger with Alcon and increased sales and marketing expenses supporting the continued ALLY System growth in placements and procedures.

Research and Development. Research and development expenses for the six months ended June 30, 2025 increased by $0.2 million or 6%, compared to the six months ended June 30, 2024.

Amortization of Intangible Assets. Amortization of intangible assets was $0.5 million for the six months ended June 30, 2025, consistent with the six months ended June 30, 2024.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended June 30, 2025 were $4.5 million of income as compared to $3.8 million of expense for the three months ended June 30, 2024. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-operating income and expenses, net for the six months ended June 30, 2025 were $17.0 million as compared to $3.1 million for the six months ended June 30, 2024. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net loss	$(1,764)	$(9,043)	$(29,109)	$(11,200)
Less: Interest income	(193)	(160)	(352)	(358)
Add: Depreciation expense	865	666	1,709	1,313
Add: Amortization expense	230	232	462	506
EBITDA	(862)	(8,305)	(27,290)	(9,739)
Add: Stock-based compensation expense	766	683	1,420	1,335
Add: Change in fair value of warrant liabilities	(4,332)	3,923	17,382	3,428
Add: Acquisition-related costs	4,174	—	8,399	—
Add: Impairment of intangible assets	—	3,729	—	3,729
Adjusted EBITDA	$(254)	$30	$(89)	$(1,247)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, acquisition-related costs, and impairment of intangible assets provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges, impairment of intangible assets is a non-cash charge that is not indicative of our core operating results and acquisition-related costs are not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2025 and 2024, we had net losses of $29.1 million and $11.2 million, respectively, and as of June 30, 2025, we had an accumulated deficit of $172.4 million. The change in fair value of warrant liabilities increased net loss by $17.4 million in the six months ended June 30, 2025, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of an increase in the Company’s stock price of approximately 47% during the six months ended June 30, 2025. We expect to continue to incur losses and operating cash outflows for the near-term future as we continue to build our commercial and clinical infrastructure and pursue further regulatory clearances of our ALLY System. In addition, acquisition-related costs have been significant and we will continue to incur these costs while the Merger process is ongoing.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. We will continue to incur acquisition-related costs related to the Merger. A significant portion of acquisition-related costs will be due upon closing of the Merger.

The ALLY System has received regulatory approval in the United States, India, Taiwan, South Korea, as well as certain other countries, and certification in the EU. In addition, we are pursuing an additional marketing or certification application through our distributor in China, but this process could take multiple years. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems, acquisition-related costs, and the timing of and applicable clearances for our ALLY System.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables. In addition, we received a $10.0 million cash deposit associated with the Merger. The deposit is considered the property of Alcon. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures, acquisition-related costs, recently enacted tariffs, and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. As of June 30, 2025, we expect our current cash, cash equivalents, and investments, together with cash generated from the future sale and lease of our products, to be sufficient to operate our business. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

We expect our revenue and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams, as well as increasing our fleet of equipment under lease. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the commercialization of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by acquisition-related costs, the success of our commercial efforts and those of our distributors; the ongoing impact of global macroeconomic conditions and supply chain issues on our business; and the timing, scope and magnitude of our commercial and development activities.

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

Our ability to raise additional funds will depend, among other factors, on the timing of the Merger, financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If the necessary funds are not available from these sources, we may have to delay, reduce or suspend the scope of our sales and marketing efforts, research and development activities, or other components of our operations. Any of these events could adversely affect our ability to achieve our business and financial goals or to achieve or maintain profitability and could have a material adverse effect on our business, financial condition and results of operations. Additionally, the extent and duration of the impact that global economic uncertainty may have on our stock price and on those of other companies in our industry is highly uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our common stock, our stock price may be more volatile, and our ability to raise capital could be impaired, which could in the future negatively affect our liquidity and financial position.

Our material contractual obligations and commercial commitments at June 30, 2025 primarily consist of $2.3 million in operating lease liabilities for our facility lease, $0.7 million in lease obligations for additional facility space not recorded on the balance sheet, and $7.2 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 15 months. Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. In connection with the proposed Merger with Alcon, we expect to incur additional liabilities, which primarily represents transaction fees that are contingent upon the consummation of the Merger.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Net cash used in operating activities	$(11,936)	$(9,085)
Net cash used in investing activities	(6,961)	(3,248)
Net cash provided by (used in) financing activities	9,784	(1)
Net decrease in cash and cash equivalents	$(9,113)	$(12,334)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $11.9 million, consisting primarily of a net loss of $29.1 million and a decrease in net operating assets of $4.0 million, partially offset by non-cash charges of $21.1 million. The decrease in net operating assets was primarily due to changes in inventories, partially offset by accounts payable. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $7.0 million, consisting primarily of investment purchases, offset by maturities of investments.

Net cash used in investing activities for the six months ended June 30, 2024 was $3.2 million, consisting primarily of the purchase of investments, offset by investment maturities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $9.8 million, consisting primarily of the acquisition-related deposit received from Alcon.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended June 30, 2025, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $20.3 million as of June 30, 2025. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. In addition, we received a $10.0 million cash deposit associated with the Merger, which is included in our cash and investments. The deposit is considered the property of Alcon, and will either be returned to Alcon or will become our property pursuant to the terms of the Merger Agreement. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of June 30, 2025.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of June 30, 2025, one customer accounted for approximately 11% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various legal proceedings relating to matters incidental to the proposed Merger and in the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.

Because litigation is inherently unpredictable, we cannot assure you that the results of any such actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

For a description of our legal proceedings, refer to Note 10, Commitments and contingencies, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

Consummation of the Merger is subject to the receipt of certain regulatory approvals; the expiration or termination of any applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; obtaining all waivers and approvals under certain other specified antitrust laws, as applicable; the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit or prevent the Merger; approval by our stockholders, which occurred on July 2, 2025; and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated.

On May 21, 2025, the Company and Alcon each received a Second Request from the FTC, in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, until 30 days after the Company and Alcon have certified substantial compliance with the Second Request, unless that period is extended voluntarily by the Company and Alcon or terminated sooner by the FTC.

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
•
upon termination of the Merger Agreement by us or Alcon under specified circumstances, we would be required to pay a termination fee of approximately $8.5 million; and
•
we have received a demand from a purported stockholder seeking to inspect certain corporate books and records and could be subject to further litigation related to any failure to complete the Merger.

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

Demand letters relating to the Merger have been received by the Company, which could prevent or delay the completion of the Merger or result in payment of damages.

In connection with the Merger, certain purported stockholders of the Company have sent demand letters (the “Demands”) alleging deficiencies and/or omissions regarding the disclosures made in the preliminary proxy statement filed by the Company with the SEC on May 7, 2025 or the definitive proxy statement filed by the Company with the SEC on May 19, 2025. The purported stockholders may not view the Company’s cooperative actions in response to the Demands, such as the Company’s additional disclosure filed with the SEC on June 25, 2025, as sufficient. In addition, we have received a demand from a purported stockholder seeking to inspect certain corporate books and records, in order to investigate, among other things, purported breaches of fiduciary duty by members of the Company’s board of directors in connection with the Merger. These actions could have the effect of increasing the Company’s costs, diverting our management’s attention and resources, delaying or adversely affecting the Merger or resulting in the payment of damages, which could result in a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions.

Global economic uncertainty, including due to factors such as increased inflation, and rising interest rates, and increased tariffs and other trade barriers, have contributed to our business and operational performance. If economic uncertainty continues or increases or if economic conditions deteriorate, these conditions may have a material adverse impact on our revenue, profit margins, cash flow and liquidity in the future. In particular, our business is impacted by inflation, such as the recent inflationary pressures related to global supply chain disruptions that have increased the cost of certain raw materials, labor and transportation used in our business. These broad-based inflationary impacts have negatively impacted our financial condition, results of operations and cash flows, and we expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

We expect to incur operating losses for the near-term future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2023 and 2024, we had net losses of $14.4 million and $31.4 million, respectively, and for the six months ended June 30, 2024 and 2025, we had net losses of $11.2 million and $29.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of $172.4 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration, or FDA, and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the six months ended June 30, 2025, two customers accounted for approximately 16% and 11% of our revenue, respectively. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our ongoing activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, further regulatory clearances and launches of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We have also experienced negative effects on our capital requirements from supply chain interruptions, and we expect that supply chain disruptions will negatively affect our capital requirements and the availability of funds to finance those requirements in the future. Tariffs have resulted in increased costs on various components within the ALLY System and PIDs. As we have not passed on these additional costs to our customers, we have experienced a negative impact on our gross margin, which may continue to the extent we take this approach in future periods. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all.

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
•
the costs of commercializing the ALLY System, including increased costs associated with supply chain disruptions, inflationary pressures, the impact of increased tariffs or other trade barriers, sales in regions outside the U.S. or other new products or technologies;
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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 50.8% of our total outstanding shares of common stock based on our shares outstanding as of June 30, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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
adoption of our Systems;
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

We have benefited substantially from the leadership and performance of our senior management as well as certain key employees. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense, and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel, or that we will be able to do so without incurring substantial additional costs. We have experienced increases in compensation levels in connection with our recruitment and retention efforts, which may increase further in the future. The loss of services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to store and effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions, intellectual property, proprietary business information and certain personal information, including of our employees and contractors (collectively, Confidential Information). The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information technology systems, global communications, internet activity and other network processes. Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to information security breaches, acts of vandalism, social engineering/phishing, computer viruses and malware (such as ransomware), misconfigurations, “bugs” or other vulnerabilities, theft or loss of Confidential Information. Confidential Information might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. We have technology security initiatives in place to mitigate our risk to these vulnerabilities, but there can be no assurance that our or our third-party service providers’ cybersecurity risk management program and processes, including policies, controls or procedures, and other security measures, will be adequately designed, complied with, implemented or effective to ensure that our or their operations are not disrupted or that data security breaches do not occur. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate, remediate or recover from incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers and customers are from time to time subject to cyberattacks, social engineering/phishing, and other security incidents. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any significant information technology system failure, accident or security breach could cause interruptions in our operations, result in damage to our reputation, the loss or misappropriation of Confidential Information, result in key personnel being unable to perform duties or communicate throughout the organization, significant costs associated with the investigation, data restoration and remediation, and potential notification of the breach to third-parties, including counterparties, governmental authorities, and data subjects, and have other adverse impacts on our business. For example, laws in the EU and the UK may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and if made against us could lead to significant interruptions in our operations, loss of Confidential Information and income, reputational loss, diversion of funds, and may also result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, compromises to our network could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in regulatory investigations and enforcement actions, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

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

We may be subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”), the EU General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”), and the UK General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”) (collectively, “GDPR”), and the California Consumer Privacy Act, as amended by the California Privacy Rights Act(collectively, “CCPA”). In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities, including healthcare providers and research institutions, from which we obtain clinical trial data, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting such information for or on behalf of such covered entities, and their covered subcontractors. Depending on the facts and circumstances, we could be subject to regulatory investigation and enforcement action, including significant penalties, if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires covered businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The GDPR comprehensively regulates our use of personal data of individuals from the European Economic Area, or EEA and/or the UK, or in the context of our activities within the EEA and/or the UK, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data out of the EEA and the UK. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and local law derogations. We may be subject to diverging requirements under EU Member State laws and UK law, such as whether consent can be used as the legal basis for processing and the roles, responsibilities, and liabilities as between CROs and sponsors. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the

European Union, states that reliance on the standard contractual clauses, or SSCs, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.

We currently rely on the SCCs to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the US to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/ or take additional compliance and operational measures; and/or it could otherwise adversely affect the manner in which we provide our services and could adversely affect our business, operations, and financial condition.

Failure to comply with the GDPR could result in penalties for noncompliance. Penalties for certain breaches are up to the greater of EUR 20 million/GBP 17.5 million or 4% of our global annual turnover. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes (including under both the EU GDPR and the UK GDPR), we could be fined under those regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

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

Furthermore, these laws impose substantial requirements that require the expenditure of significant funds and employee time to comply, and additional states and countries are enacting new data privacy and security laws, which will require future expansion of our compliance efforts. We also rely on third parties in relation to the operation of our business, a number of which host or otherwise process personal data on our behalf. In some instances, these third parties have experienced immaterial failures to protect data privacy. There can be no assurances that the privacy and security-related measures and safeguards we have put in place in relation to these third parties will be effective to protect us and/or the relevant personal information from the risks associated with the third-party processing, storage, and transmission of such data. Any violation of data or security laws, or of our relevant measures and safeguards, by our third-party processors could have a material adverse effect on our business, result in applicable fines and penalties, damage our reputation, and/ or result in civil claims. We will need to expend additional resources and make significant investments to comply with data privacy and security laws. Our failure to comply with our posted privacy policies or with any federal, state, or international privacy and security laws, regulations, industry standards or other legal obligations relating to data privacy and information security or any failure to prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation, have a material adverse effect on our business, and may result in claims, complaints, liabilities, proceedings or actions against us by governmental entities or others, or may require us to change our operations. Any such claims, complaints, proceedings or actions could force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, and result in the imposition of monetary penalties.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.

Reliable shipping is essential to our operations. We rely on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any of our products, it could be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to deliver our products (or any other products we commercialize in the future) on a timely basis.

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

On June 16, 2025, the UK adopted an amendment to the UK Medical Devices Regulation intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. It also intends to bring the UK regulatory framework for medical devices, which is based on the EU Medical Devices Directive, into closer alignment with the EU Medical Devices Regulation. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. The MHRA has stated that it will incorporate feedback to this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to come into force in 2026. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, one of the key topics in the MHRA’s recent consultation was to obtain feedback on whether to remove the requirement for a medical device and its labeling (for example packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, or UDI, to medical devices before they are placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our devices, but we may need to assign and affix a UDI.

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

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, disruptions related to public health crises may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval or certification of our product candidates.

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

For EU member states, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, for example, certain high-risk medical devices as of 2026. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

We own numerous issued patents and pending patent applications. As of June 30, 2025, we owned approximately 70 U.S. patents, 27 pending U.S. patent applications, 203 issued foreign patents, and 84 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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
•
they may not produce reliable results or products;
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

In particular, if the models underlying our AI Technologies are, for example: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer, or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

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

In Europe, on August 1, 2024, the EU Artificial Intelligence Act, or the EU AI Act, entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and depending on the AI use case includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union, or the CJEU, has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 50.8% of our total outstanding shares of common stock based on our shares outstanding as of June 30, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We also currently take advantage of the reduced disclosure requirements regarding executive compensation. We are also entitled to take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We will remain an “emerging growth company” until December 31, 2025 (the fiscal year-end following the fifth anniversary of the completion of the spin-off).

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

North Run Capital, LP, or North Run, and its affiliates held 45.6% of the voting power of our capital stock based on shares outstanding as of June 30, 2025, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

An active, liquid and orderly market for our common stock may not be sustained, and the trading price of our common stock is likely to be volatile.

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
•
short sales of our common stock;
•
investor perception of us and our industry; and
•
changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad, interest rates, tariff and other trade barriers, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East, acts of terrorism, natural disasters and public health crises or pandemics.

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

Companies across industries may face scrutiny from a variety of stakeholders related to their environmental, social, and governance, or ESG, practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our Company and/or offerings, such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, certain statements in our voluntary disclosures may be based on assumptions, estimates, hypothetical expectations, or third-party information. Additionally, expectations around the Company’s management of ESG matters continues to evolve, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

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

Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. We completed an ownership change analysis pursuant to Section 382 of the Code through our taxable year ended December 31, 2023, and determined we experienced an ownership change on May 18, 2023 in connection with the Private Placement of Series A Redeemable Convertible Preferred Stock. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or income taxes is limited as a result of such ownership change. We have not completed an analysis to determine whether any subsequent ownership changes have occurred and thus whether additional limitations have been triggered under Sections 382 and 383 of the Code since December 31, 2023. Furthermore, we may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo ownership changes in the future, our ability to use our NOL carryforwards and other tax attributes could be further limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LENSAR, Inc.

Date: August 7, 2025	By:	/s/ Nicholas T. Curtis
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025		/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025		/s/ Kendra W. Wong
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)