Form 10-Q
period 2025-09-30
LENSAR, Inc.
filed 2025-11-06
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, there were 11,944,546 shares of the registrant’s Common Stock outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” in this Quarterly Report. These risks and uncertainties include, but are not limited to:

•
risks associated with our Agreement and Plan of Merger (the “Merger Agreement”) with Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and VMI Option Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alcon (“Merger Sub”) (the “Merger”);
•
the structure, timing and ability to consummate the Merger;
•
any anticipated effects of the Merger’s announcement, pendency or completion on the value of our common stock;
•
our or Alcon’s ability to obtain any required regulatory approvals in connection with the Merger;
•
costs of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management’s attention, ability to retain or hire employees, maintenance of relationships with collaborators, vendors and other business partners and payment of termination fees;
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
•
our ability to accurately forecast customer demand and manage our inventory levels;
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

We own or have registered rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including LENSAR, the LENSAR logo, Streamline, IntelliAxis, IntelliAxis Refractive Capsulorhexis, ALLY, Intelligent Incisions, Augmented Reality, ALLY Robotic Cataract Laser System, and the ALLY Robotic Cataract Laser System logo, ALLY Robotic Laser Cataract Surgery, Robotic Laser Cataract Surgery, and the Robotic Laser Cataract Surgery logo, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product	$11,367	$10,578	$33,195	$27,545
Lease	1,560	1,724	5,089	5,623
Service	1,389	1,237	4,126	3,595
Total revenue	14,316	13,539	42,410	36,763
Cost of revenue (exclusive of amortization)
Product	5,649	4,473	14,430	10,914
Lease	909	790	2,598	2,056
Service	1,722	2,010	5,197	5,050
Total cost of revenue	8,280	7,273	22,225	18,020
Operating expenses
Selling, general and administrative expenses	12,020	6,077	34,827	19,657
Research and development expenses	1,367	1,202	4,326	3,994
Amortization of intangible assets	229	232	691	738
Impairment of intangible assets	—	—	—	3,729
Total operating expenses	13,616	7,511	39,844	28,118
Operating loss	(7,580)	(1,245)	(19,659)	(9,375)
Other income (expense)
Change in fair value of warrant liabilities	3,734	(410)	(13,648)	(3,838)
Other income, net	133	153	485	511
Net loss	(3,713)	(1,502)	(32,822)	(12,702)
Other comprehensive loss
Change in unrealized gain (loss) on investments	8	21	(1)	11
Net loss and comprehensive loss	$(3,705)	$(1,481)	$(32,823)	$(12,691)
Net loss per common share:
Basic and diluted	$(0.31)	$(0.13)	$(2.75)	$(1.11)
Weighted-average number of common shares used in calculation of net loss per share:
Basic and diluted	12,044	11,604	11,920	11,481

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,637	$16,263
Short-term investments	9,232	6,192
Accounts receivable, net of allowance of $55 and $105, respectively	5,901	6,085
Notes receivable, net of allowance of $6 and $8, respectively	287	395
Inventories	20,596	11,428
Prepaid and other current assets	776	1,616
Total current assets	44,429	41,979
Property and equipment, net	555	664
Equipment under lease, net	16,064	13,767
Notes and other receivables, long-term, net of allowance of $16 and $23, respectively	806	1,160
Intangible assets, net	5,421	6,112
Other assets	2,929	2,615
Total assets	$70,204	$66,297
Liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$14,794	$5,995
Accrued liabilities	7,894	6,807
Deferred revenue	2,344	1,677
Operating lease liabilities	693	524
Acquisition-related deposit	10,000	—
Total current liabilities	35,725	15,003
Long-term operating lease liabilities	2,187	2,090
Warrant liabilities	43,504	29,856
Other long-term liabilities	911	702
Total liabilities	82,327	47,651
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at September 30, 2025 and December 31, 2024; 20 shares issued and outstanding at September 30, 2025 and December 31, 2024; aggregate liquidation preference of $20,000 at September 30, 2025 and December 31, 2024	13,784	13,784
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at September 30, 2025 and December 31, 2024; 11,935 and 11,654 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	119	116
Additional paid-in capital	150,086	148,035
Accumulated other comprehensive income	5	6
Accumulated deficit	(176,117)	(143,295)
Total stockholders’ (deficit) equity	(25,907)	4,862
Total liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity	$70,204	$66,297

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(32,822)	$(12,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,637	2,087
Amortization of intangible assets	691	738
Impairment of intangible assets	—	3,729
Non-cash operating lease cost	356	404
Provision for expected credit losses	(59)	(5)
Write-down of inventory	—	134
Loss on disposal of property and equipment	58	—
Stock-based compensation expense	2,270	2,003
Change in fair value of warrant liabilities	13,648	3,838
Amortization on investments, net	(163)	(185)
Changes in operating assets and liabilities:
Accounts receivable	272	(374)
Notes receivable	432	305
Prepaid and other current assets	839	660
Inventories	(13,966)	(6,113)
Accounts payable	8,799	(139)
Accrued liabilities	1,087	212
Deferred revenue	878	(61)
Operating lease liabilities	(366)	(416)
Other	(40)	(47)
Net cash used in operating activities	(15,449)	(5,932)
Cash flows from investing activities
Purchase of property and equipment	(83)	(153)
Purchase of investments	(11,878)	(10,245)
Investment maturities	9,000	6,245
Net cash used in investing activities	(2,961)	(4,153)
Cash flows from financing activities
Proceeds from acquisition-related deposit	10,000	—
Proceeds from issuance of common stock through option exercises	34	21
Proceeds from issuance of common stock under employee stock purchase plan	175	170
Net settlement of stock-based compensation awards	(425)	(187)
Payment of accrued offering costs allocable to preferred stock	—	(98)
Net cash provided by (used in) financing activities	9,784	(94)
Net decrease in cash and cash equivalents	(8,626)	(10,179)
Cash and cash equivalents at beginning of the period	16,263	20,621
Cash and cash equivalents at end of the period	$7,637	$10,442

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash paid for taxes	$42	$22

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$4,799	$6,775

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance as of December 31, 2024	20	$13,784	11,654	$116	$148,035	$(143,295)	$6	$4,862
Exercise of stock options under the Incentive Plans	—	—	5	—	21	—	—	21
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	131	2	(332)	—	—	(330)
Stock-based compensation under the Incentive Plans	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	(27,345)	—	(27,345)
Change in unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Balance as of March 31, 2025	20	13,784	11,790	118	148,378	(170,640)	3	(22,141)
Exercise of stock options under the Incentive Plans	—	—	2	—	13	—	—	13
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	113	1	(96)	—	—	(95)
Issuance of common stock under the 2020 ESPP	—	—	28	—	175	—	—	175
Stock-based compensation under the Incentive Plans	—	—	—	—	766	—	—	766
Net loss	—	—	—	—	—	(1,764)	—	(1,764)
Change in unrealized loss on investments	—	—	—	—	—	—	(6)	(6)
Balance as of June 30, 2025	20	13,784	11,933	119	149,236	(172,404)	(3)	(23,052)
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	2	—	—	—	—	—
Stock-based compensation under the Incentive Plans	—	—	—	—	850	—	—	850
Net loss	—	—	—	—	—	(3,713)	—	(3,713)
Change in unrealized loss on investments	—	—	—	—	—	—	8	8
Balance as of September 30, 2025	20	$13,784	11,935	$119	$150,086	$(176,117)	$5	$(25,907)

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT), continued

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other
	Redeemable Convertible				Additional		Comprehensive	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2023	20	$13,747	11,327	$113	$145,203	$(111,891)	$4	$33,429
Exercise of stock options under the Incentive Plans	—	—	2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	66	1	(90)	—	—	(89)
Stock-based compensation under the Incentive Plans	—	—	—	—	652	—	—	652
Net loss	—	—	—	—	—	(2,157)	—	(2,157)
Change in unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2024	20	13,747	11,395	114	145,770	(114,048)	(1)	31,835
Exercise of stock options under the Incentive Plans	—	—	2	—	5	—	—	5
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	67	1	(1)	—	—	—
Issuance of common stock under the 2020 ESPP	—	—	80	—	170	—	—	170
Stock-based compensation under the Incentive Plans	—	—	—	—	683	—	—	683
Series A Redeemable Convertible Preferred Stock offering costs accrual release	—	37	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,043)	—	(9,043)
Change in unrealized loss on investments	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2024	20	13,784	11,544	115	146,627	(123,091)	(6)	23,645
Exercise of stock options under the Incentive Plans	—	—	5	—	11	—	—	11
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	63	1	(106)	—	—	(105)
Stock-based compensation under the Incentive Plans	—	—	—	—	668	—	—	668
Net loss	—	—	—	—	—	(1,502)	—	(1,502)
Change in unrealized loss on investments	—	—	—	—	—	—	21	21
Balance as of September 30, 2024	20	$13,784	11,612	$116	$147,200	$(124,593)	$15	$22,738

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

On March 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alcon Research, LLC (“Alcon”) and VMI Option Merger Sub, Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be cancelled and converted automatically into the right to receive (i) $14.00 in cash, without interest, and subject to applicable taxes, plus (ii) one contingent value right per share, representing the right to receive one contingent payment of $2.75 in cash, without interest, upon achievement of 614,000 cumulative procedures with the Company’s products between January 1, 2026 and December 31, 2027. The Merger Agreement contains customary covenants and agreements, including with respect to the operations of the business of the Company between signing and closing. The Merger is expected to close in the first quarter of 2026, subject to customary closing conditions and regulatory approvals. The Merger Agreement includes customary termination rights for the Company and Alcon. Upon termination of the Merger Agreement in certain circumstances, the Company will be required to pay Alcon a termination fee of $8,500.

The Company received a $10,000 cash deposit towards the aggregate cash consideration, which is classified as a current liability on the condensed balance sheet at September 30, 2025. The deposit is considered the property of Alcon in accordance with the terms of the Merger Agreement. In connection with a termination of the Merger Agreement under certain specified circumstances, including if Alcon breaches its obligations such that the Company is entitled to terminate the Merger Agreement or the Merger has not been successfully completed by April 23, 2026, subject to an extension under certain circumstances solely at the election of Alcon to July 23, 2026, a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, and, at the time of such termination, the only remaining conditions to closing relate to certain regulatory approvals, the Company will be permitted to keep the deposit. If the Merger Agreement is terminated for any other reason, the Company shall refund the deposit to Alcon.

Other than the foregoing-described deposit and acquisition-related costs as described under “Acquisition-Related Costs” in Note 2, Summary of Significant Accounting Policies, the terms of the Merger Agreement did not impact the Company’s condensed financial statements for the three and nine months ended September 30, 2025.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of September 30, 2025, had an accumulated deficit of $176,117. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures, related macroeconomic conditions, and tariffs may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash, cash equivalents, and investments on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements, as well as from acquisition-related costs associated with the pending Merger. The U.S. government has recently implemented significant changes in

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

U.S. trade policy and taken certain actions that have impacted the Company’s business, including imposing tariffs on certain goods imported into the United States, and we have seen a resulting negative impact on our gross profit margin, as we have not passed on these additional costs to our customers. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for the Company’s products in these regions, as well as negatively impact the Company’s gross profit margin. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. The Company’s liquidity needs will be largely determined by the Company’s ability to continue to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future, as well as the projected first quarter closing of the Merger. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

Acquisition-Related Costs

Acquisition-related costs of $5,275 and $13,674, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to and incurred in association with the Merger Agreement with Alcon, are expensed as incurred and included within selling, general and administrative expenses in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively. The Company expects to incur additional acquisition-related costs in 2025 while the merger process is ongoing. Of the $13,674 in acquisition-related costs incurred, $9,335 is classified as accounts payable and $2,073 is classified as accrued liabilities on the condensed balance sheet at September 30, 2025. The majority of these amounts will be due, and some are contingent, upon closing of the Merger.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and nine months ended September 30, 2025 and 2024 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

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

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Based on the Company’s current analysis of the provisions, the Company determined that the tax law changes do not have a material impact on the Company’s 2025 financial statements; however, the Company will continue to evaluate their impact on future periods.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$8,669	$6,087	$23,119	$19,776
Asia (excluding South Korea)	1,552	1,977	6,496	3,849
Europe	2,311	3,543	6,970	6,627
South Korea	183	145	552	727
Other	41	63	184	161
Total[1]	$12,756	$11,815	$37,321	$31,140

1 The table above does not include lease revenue of $1,560 and $1,724 for the three months ended September 30, 2025 and 2024, respectively, and $5,089 and $5,623 for the nine months ended September 30, 2025 and 2024, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of September 30, 2025	As of December 31, 2024
Accounts receivable, current	Accounts receivable, net	$5,901	$6,085
Accounts receivable, long-term	Notes and other receivables, long-term, net	$—	$38
Notes receivable, current	Notes receivable, net	$287	$395
Notes receivable, long-term	Notes and other receivables, long-term, net	$806	$1,122
Contract asset, current	Prepaid and other current assets	$—	$236
Contract liabilities, current	Deferred revenue	$136	$—
Deferred revenue, current	Deferred revenue	$2,208	$1,677
Deferred revenue, non-current	Other long-term liabilities	$908	$696

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

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2024	$105
Change in provision for credit losses	(50)
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2025	$55

Accounts receivable, allowance for credit losses as of December 31, 2023	$62
Change in provision for credit losses	(23)
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2024	$39

Notes Receivables, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended September 30, 2025 and 2024 of $20 and $25, respectively, and during the nine months ended September 30, 2025 and 2024 of $68 and $80, respectively, in other income, net in the statement of operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2024	$31
Change in provision for credit losses	(9)
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2025	$22

Notes receivable, allowance for credit losses as of December 31, 2023	$33
Change in provision for credit losses	(6)
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2024	$27

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2024	$236
Contract assets recognized	605
Payments received	(732)
Write-off due to contract modification	(109)
Contract assets as of September 30, 2025	$—

Contract assets as of December 31, 2023	$982
Contract assets recognized	837
Payments received	(1,141)
Write-off due to contract modification	(85)
Contract assets as of September 30, 2024	$593

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2024	$2,373
Billings not yet recognized as revenue	2,521
Beginning deferred revenue and contract liabilities recognized as revenue	(1,642)
Deferred revenue and contract liabilities as of September 30, 2025	$3,252

Deferred revenue and contract liabilities as of December 31, 2023	$1,919
Billings not yet recognized as revenue	1,192
Beginning deferred revenue and contract liabilities recognized as revenue	(1,258)
Impairment[1]	(214)
Deferred revenue and contract liabilities as of September 30, 2024	$1,639

1 The Company wrote off certain contract liabilities associated with intangible assets that were determined to be impaired during the three months ended June 30, 2024. Refer to Note 7, Intangible Assets.

Transaction Price Allocated to Future Performance Obligations

At September 30, 2025, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $48,475. The Company expects to satisfy its remaining performance obligations by December 31, 2031, with $4,220 to be satisfied by December 31, 2025, $14,472 to be satisfied by December 31, 2026, $12,832 to be satisfied by December 31, 2027, $9,121 to be satisfied by December 31, 2028, $5,902 to be satisfied by December 31, 2029, $1,778 to be satisfied by December 31, 2030, and $150 to be satisfied by December 31, 2031. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$3,524	$—	$—	$3,524
U.S. treasury bills	3,489	—	—	3,489
U.S. government securities	5,498	—	—	5,498
Certificates of deposit	245	—	—	245
Total assets	$12,756	$—	$—	$12,756

Liabilities
Warrant derivative liabilities	$—	$—	$43,504	$43,504
Total liabilities	$—	$—	$43,504	$43,504

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,631	$—	$—	$6,631
U.S. treasury bills	3,451	—	—	3,451
U.S. government securities	2,494	—	—	2,494
Certificates of deposit	247	—	—	247
Total assets	$12,823	$—	$—	$12,823

Liabilities
Warrant derivative liabilities	$—	$—	$29,856	$29,856
Total liabilities	$—	$—	$29,856	$29,856

There were no transfers between fair value hierarchy levels during three and nine months ended September 30, 2025 and 2024.

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$3,524	$—	$—	$3,524
Short-term investments
U.S. treasury bills	3,489	—	—	3,489
U.S. government securities	5,493	5	—	5,498
Certificates of deposit	245	—	—	245
Total	$12,751	$5	$—	$12,756

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,631	$—	$—	$6,631
Short-term investments
U.S. treasury bills	3,449	2	—	3,451
U.S. government securities	2,492	2	—	2,494
Certificates of deposit	245	2	—	247
Total	$12,817	$6	$—	$12,823

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended September 30, 2025 is set forth below:

	Fair Value at December 31, 2024	Change in Fair Value	Fair Value at September 30, 2025
Series A Warrant	$15,351	$6,929	$22,280
Series B Warrant	14,505	6,719	21,224
Total warrant liabilities	$29,856	$13,648	$43,504

Note 5. Inventories

Inventory balances were as follows:

	As of September 30, 2025	As of December 31, 2024
Finished Goods	$5,364	$2,936
Work-in-process	4,359	1,292
Raw Materials	10,873	7,200
Total	$20,596	$11,428

Note 6. Leases

Lessee Arrangements

The Company has an operating lease for its corporate office. In September 2025, the Company amended the lease to clarify the timing of access and rent payments for additional space in the building. The lease amendment constitutes a modification as it changed the amount and timing of the consideration, which requires evaluation of the remeasurement of the lease liability and corresponding right-of-use-asset. The reassessment resulted in continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the payment terms and the incremental borrowing rate at the effective date of modification of 10%. The Company previously concluded the lease of additional space was treated as a separate lease and recorded when access to the new space was granted, which was September 2025. The Company’s operating lease has a remaining lease term of 3.7 years as of September 30, 2025.

Maturities of operating lease liabilities as of September 30, 2025 are as follows:

Fiscal Year	Amount
Remainder of 2025	$150
2026	766
2027	819
2028	835
2029	353
Total operating lease payments	2,923
Less: imputed interest	(43)
Total operating lease liabilities	$2,880

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease revenue	$1,560	$1,724	$5,089	$5,623

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,909)	$1,383	$4,292	$(2,678)	$—	$1,614
Acquired technology [1,3,4,5]	9,200	(5,162)	4,038	13,900	(5,459)	(3,943)	4,498
Acquired trademarks [1]	570	(570)	—	570	(570)	—	—
	$14,062	$(8,641)	$5,421	$18,762	$(8,707)	$(3,943)	$6,112
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

Amortization expense for three months ended September 30, 2025 and 2024 was $229 and $232, respectively, and for the nine months ended September 30, 2025 and 2024 was $691 and $738, respectively.

Based on the intangible assets recorded at September 30, 2025, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2025	$230
2026	911
2027	902
2028	695
2029	690
2030	690
Thereafter	1,303
Total remaining estimated amortization expense	$5,421

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2025	As of December 31, 2024
Compensation	$4,078	$5,002
Acquisition-related costs	2,073	—
Professional Services	637	776
Warranty	267	432
Other	839	597
Total	$7,894	$6,807

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.6%	4.3%
Expected term (years)	2.6	3.4
Expected volatility	61%	61%
Dividends	0.0%	0.0%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 10. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $15,766 over the next 21 months. The Company expects to meet these requirements.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and nine months ended September 30, 2025 and 2024.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of September 30, 2025, the Company has reserved a total of 6,133 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2024	477	84
Authorized	583	—
Granted/Awarded	(450)	(9)
Cancelled/Forfeited	65	4
Balance at September 30, 2025	675	79

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,845	$5.22	7.3	$6,859
Options granted	4	$10.96
Options exercised	(7)	$4.74
Options cancelled/forfeited	(14)	$5.75
Outstanding at September 30, 2025	1,828	$5.23	6.6	$13,013

Vested and expected to vest at September 30, 2025	1,828	$5.23	6.6	$13,013
Vested and exercisable at September 30, 2025	1,609	$5.45	6.5	$11,102

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $6.58. There were no options granted during the three months ended September 30, 2025. The total fair value of options vested during the three and nine months ended September 30, 2025 was approximately $180 and $667, respectively. Total unrecognized compensation expense of $468 related to stock options will be recognized over a weighted average period of 1.1 years.

The following table summarizes information about stock options outstanding and vested as of September 30, 2025:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	328	7.3	$2.66	215	$2.66
$3.23	422	7.7	$3.23	379	$3.23
$3.27 - $5.95	43	8.1	$4.24	18	$4.26
$6.04	393	6.2	$6.04	361	$6.04
$6.07 - $13.48	642	5.7	$7.44	636	$7.42
	1,828	6.6	$5.23	1,609	$5.45

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	—	3.7 - 4.4%	4.0 - 4.4%	3.7 - 4.6%
Expected term (years)	—	6	6	6
Expected volatility	—	59 - 61%	61%	58 - 61%
Dividends	—	0.0%	0	0.0%

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

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2024	797	$3.20
Restricted stock units granted	455	$10.66
Restricted stock units vested	(293)	$3.17
Restricted stock units cancelled	(8)	$8.33
Outstanding restricted stock units at September 30, 2025	951	$6.73

Vested and unreleased restricted stock units at September 30, 2025	110	$3.26

The total fair value of restricted stock units vested during the three and nine months ended September 30, 2025 was approximately $16 and $1,286, respectively. At September 30, 2025 there was approximately $4,800 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of September 30, 2025, the Company has reserved 681 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of September 30, 2025, 446 shares of common stock have been issued to employees participating in the 2020 ESPP and 235 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue – product	$15	$2	$25	$7
Cost of revenue – product	61	54	151	159
Cost of revenue – service	58	35	136	93
Selling, general and administrative expenses	631	493	1,724	1,497
Research and development expenses	85	84	234	247
Total	$850	$668	$2,270	$2,003

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2025	$788
2026	1,887
2027	1,345
2028	1,108
2029	140
Total unrecognized stock-based compensation expense	$5,268

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at September 30, 2025 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 14. Loss per Share

The following is a reconciliation of the numerator (loss) and the denominator (number of shares) used in the basic and diluted loss per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(3,713)	$(1,502)	$(32,822)	$(12,702)
Weighted average number of shares of common stock	12,044	11,604	11,920	11,481
Basic and diluted net loss per share	$(0.31)	$(0.13)	$(2.75)	$(1.11)

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three and nine months ended September 30, 2025 and 2024 because their effect was anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants and Series B Warrants	4,367	4,367
Restricted stock awards and units	951	809
Outstanding stock options	1,828	1,867

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940	7,940	7,940
Series A Warrants	1,762	1,027	1,758	910
Series B Warrants	1,657	738	1,652	592
Restricted stock awards and units	444	390	512	325
Outstanding stock options	1,036	1,250	1,013	1,389
Total	12,839	11,345	12,875	11,156

Note 15. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net loss to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total consolidated assets. As of September 30, 2025 and December 31, 2024, 99% and 98% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net loss is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$14,316	$13,539	$42,410	$36,763
Less:
Personnel expense	6,881	5,875	20,667	18,262
Acquisition-related costs	5,275	—	13,674	—
Other cost of revenue[1]	4,741	4,394	12,072	9,623
Other research and development expense[1]	391	252	1,194	885
Other sales and marketing expense[1]	1,051	874	3,925	3,424
Other general and administrative expense[1]	1,565	1,717	4,964	5,394
Stock-based compensation expense	835	666	2,245	1,996
Change in fair value of warrant liabilities	(3,734)	410	13,648	3,838
Impairment of intangible assets	—	—	—	3,729
Depreciation expense	928	774	2,637	2,087
Amortization expense	229	232	691	738
Other income, net	(133)	(153)	(485)	(511)
Net loss	$(3,713)	$(1,502)	$(32,822)	$(12,702)

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

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Germany, China, India, South Korea and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of September 30, 2025, consisted of approximately 75 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $13.5 million for the three months ended September 30, 2024 to $14.3 million for the three months ended September 30, 2025, representing an increase of 6%, primarily due to increased procedure volume. Our net loss was $3.7 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively. Our revenue increased from $36.8 million for the nine months ended September 30, 2024 to $42.4 million for the nine months ended September 30, 2025, representing an increase of 15%, primarily due to increased ALLY System placements and procedure volume. Our net loss was $32.8 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively. Our installed base of Systems is approximately 425 as of September 30, 2025.

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

On May 21, 2025, the Company and Alcon each received a request for additional information and documentary material, or a Second Request, from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, until 30 days after the Company and Alcon have certified substantial compliance with the Second Request, unless that period is extended voluntarily by the Company and Alcon or terminated sooner by the FTC. Both the Company and Alcon are promptly responding to the Second Request and continue to work cooperatively with the FTC in its review of the Merger. The Company expects that the Merger will be completed in the first quarter of 2026, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement, including approval by our stockholders, which occurred on July 2, 2025.

We received $10.0 million as a cash deposit towards the aggregate consideration, which is classified as a current liability on the condensed balance sheet at September 30, 2025. The deposit will be held in accordance with the terms of the Merger Agreement. In connection with a termination of the Merger Agreement under certain specified circumstances, including if Alcon breaches its obligations such that we are entitled to terminate the Merger Agreement or the Merger has not been successfully completed by April 23, 2026, subject to an extension under certain circumstances solely at the election of Alcon to July 23, 2026, a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, and, at the time of such termination, the only remaining conditions to closing relate to certain regulatory approvals, we will be permitted to keep the deposit. If the Merger Agreement is terminated for any other reason, we shall refund the deposit to Alcon. Additionally, we have incurred acquisition-related costs of approximately $5.3 million and $13.7 million in the three and nine months ended September 30, 2025, respectively. Of the $13.7 million in acquisition-related costs incurred, $9.3 million is classified as accounts payable and $2.1 million is classified as accrued liabilities on the condensed balance sheet at September 30, 2025. The majority of these amounts will be due, and some are contingent, upon closing of the Merger.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
System	$3,546	$3,660	$8,754	$7,404
Recurring revenue:
Procedure	7,821	6,918	24,441	20,141
Lease	1,560	1,724	5,089	5,623
Service	1,389	1,237	4,126	3,595
Total recurring revenue	$10,770	$9,879	$33,656	$29,359
Total revenue	$14,316	$13,539	$42,410	$36,763
Recurring revenue %	75%	73%	79%	80%

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

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of acquisition-related costs, personnel costs, such as salaries and wages, including stock-based compensation and benefits, professional fees, marketing, insurance, travel and other expenses. We are continuing to grow our sales efforts in the United States. We expect our selling, general and administrative expenses to continue to increase in association with our planned growth and pending Merger with Alcon.

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

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Based on the Company’s current analysis of the provisions, the Company determined that the tax law changes do not have a material impact on the Company’s 2025 financial statements; however, the Company will continue to evaluate their impact on future periods.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
(Dollars in thousands)	2025	2024	Year (%)	2025	2024	Year (%)
Revenue
Product	$11,367	$10,578	7%	$33,195	$27,545	21%
Lease	1,560	1,724	(10)%	5,089	5,623	(9)%
Service	1,389	1,237	12%	4,126	3,595	15%
Total revenue	$14,316	$13,539	6%	$42,410	$36,763	15%
Cost of revenue (excluding intangible amortization)
Product	$5,649	$4,473	26%	$14,430	$10,914	32%
Lease	909	790	15%	2,598	2,056	26%
Service	1,722	2,010	(14)%	5,197	5,050	3%
Total cost of revenue	$8,280	$7,273	14%	$22,225	$18,020	23%

Revenue

Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

Total revenue for the three months ended September 30, 2025 increased by $0.8 million, or 6%, compared to the three months ended September 30, 2024.

Product revenue for the three months ended September 30, 2025 increased by $0.8 million, or 7%, compared to the three months ended September 30, 2024. The increase was primarily attributable to increased procedure volume of $0.9 million.

The following table provides information about procedure volume:

	2025	2024	2023
Q1	52,347	39,486	31,600
Q2	52,100	42,203	35,349
Q3	46,811	42,231	32,649
Q4	—	45,586	37,414
Total procedure volume	151,258	169,506	137,012

Service revenue for the three months ended September 30, 2025 increased by $0.2 million, or 12%, compared to the three months ended September 30, 2024. Our U.S. sales represented 68% and 52% of product and service revenue for the three months ended September 30, 2025 and 2024, respectively.

Lease revenue for the three months ended September 30, 2025 decreased by $0.2 million, or 10%, compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in the number of leased LLS units, partially offset by an increase in leased ALLY Systems.

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

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

Total revenue for the nine months ended September 30, 2025 increased by $5.6 million, or 15%, compared to the nine months ended September 30, 2024.

Product revenue for the nine months ended September 30, 2025 increased by $5.7 million, or 21%, compared to the nine months ended September 30, 2024. The increase was primarily attributable to increased ALLY System sales of $1.4 million and increased procedure volume of $4.3 million.

Service revenue for the nine months ended September 30, 2025 increased by $0.5 million, or 15%, compared to the nine months ended September 30, 2024. Our U.S. sales represented 62% and 64% of product and service revenue for the nine months ended September 30, 2025 and 2024, respectively.

Lease revenue for the nine months ended September 30, 2025 decreased by $0.5 million, or 9%, compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a decrease in the number of leased LLS units, partially offset by an increase in leased ALLY Systems.

Cost of Revenue

Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

Total cost of revenue for the three months ended September 30, 2025 increased by $1.0 million, or 14%, compared to the three months ended September 30, 2024.

Cost of product revenue for the three months ended September 30, 2025 increased by $1.2 million, or 26%, compared to the three months ended September 30, 2024. The increased cost of product revenue was attributable to increased costs of components due to tariffs and other inflationary pressures, as well as an increase in the volume of procedure licenses sold.

We import certain raw materials for our ALLY System and PIDs from regions that have been be impacted by the tariffs imposed by the U.S. government. This has resulted in an increase in the cost of our products and a negative impact to our gross profit margin.

Cost of service revenue for the three months ended September 30, 2025 decreased by $0.3 million, or 14%, compared to the three months ended September 30, 2024.

Cost of lease revenue for the three months ended September 30, 2025 increased by $0.1 million, or 15%, compared to three months ended September 30, 2024. The increase was primarily attributable to the depreciation of leased Systems as the number of leased Systems continued to grow.

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

Total cost of revenue for the nine months ended September 30, 2025 increased by $4.2 million, or 23%, compared to the nine months ended September 30, 2024.

Cost of product revenue for the nine months ended September 30, 2025 increased by $3.5 million, or 32%, compared to the nine months ended September 30, 2024. The increased cost of product revenue was attributable to increased Systems sales and procedure license volume, as well as increased costs of components due to tariffs and other inflationary pressures.

Cost of service revenue for the nine months ended September 30, 2025 increased by $0.1 million, or 3%, compared to the nine months ended September 30, 2024.

Cost of lease revenue for the nine months ended September 30, 2025 increased by $0.5 million, or 26%, compared to the nine months ended September 30, 2024. The increase was primarily attributable to the depreciation of leased Systems as the number of leased Systems continued to grow.

Operating Expenses

Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2025 increased by $5.9 million, or 98%, compared to the three months ended September 30, 2024. General and administrative expenses increased in the period due to acquisition-related costs of approximately $5.3 million incurred in conjunction with the pending Merger with Alcon and increased sales and marketing expenses supporting the continued ALLY System growth in placements and procedures.

Research and Development. Research and development expenses for the three months ended September 30, 2025 increased by $0.2 million, or 14%, compared to the three months ended September 30, 2024.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended September 30, 2025, consistent with the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2025 increased by $15.2 million, or 77%, compared to the nine months ended September 30, 2024. General and administrative expenses increased in the quarter due to acquisition-related costs of approximately $13.7 million incurred in conjunction with the pending Merger with Alcon and increased sales and marketing expenses supporting the continued ALLY System growth in placements and procedures.

Research and Development. Research and development expenses for the nine months ended September 30, 2025 increased by $0.3 million, or 8%, compared to the nine months ended September 30, 2024.

Amortization of Intangible Assets. Amortization of intangible assets was $0.7 million for the nine months ended September 30, 2025, consistent with the nine months ended September 30, 2024.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended September 30, 2025 were $3.9 million of income as compared to $0.3 million of expense for the three months ended September 30, 2024. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-operating income and expenses, net for the nine months ended September 30, 2025 were $13.2 million as compared to $3.3 million for the nine months ended September 30, 2024. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net loss	$(3,713)	$(1,502)	$(32,822)	$(12,702)
Less: Interest income	(133)	(153)	(485)	(511)
Add: Depreciation expense	928	774	2,637	2,087
Add: Amortization expense	229	232	691	738
EBITDA	(2,689)	(649)	(29,979)	(10,388)
Add: Stock-based compensation expense	850	668	2,270	2,003
Add: Change in fair value of warrant liabilities	(3,734)	410	13,648	3,838
Add: Acquisition-related costs	5,275	—	13,674	—
Add: Impairment of intangible assets	—	—	—	3,729
Adjusted EBITDA	$(298)	$429	$(387)	$(818)

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

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2025 and 2024, we had net losses of $32.8 million and $12.7 million, respectively, and as of September 30, 2025, we had an accumulated deficit of $176.1 million. The change in fair value of warrant liabilities increased net loss by $13.6 million in the nine months ended September 30, 2025, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of an increase in the Company’s stock price of approximately 38% during the nine months ended September 30, 2025. We expect to continue to incur losses and operating cash outflows for the near-term future. In addition, acquisition-related costs have been significant and we will continue to incur these costs while the Merger process is ongoing. As of September 30, 2025, $13.7 million in acquisition-related costs have been incurred, of which $9.3 million is classified as accounts payable and $2.1 million is classified as accrued liabilities on the condensed balance sheet at September 30, 2025. The majority of these amounts will be due, and some are contingent, upon closing of the Merger.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future, as well as the projected first quarter 2026 closing of the Merger.

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

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System and acquisition-related costs associated with the pending Merger. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables. In addition, we received a $10.0 million cash deposit toward the aggregate consideration of the Merger. The deposit is considered the property of Alcon, however, we will be permitted to keep the deposit on specified circumstances such as where the Merger is terminated or not completed by a specified agreed date. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures, acquisition-related costs, recently enacted tariffs, and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. We have also experienced some reduced activity by our distributors following the announcement of the Merger, and we have adjusted our purchasing and production to manage our inventory accordingly. Our results could be adversely impacted if the Merger is not consummated when expected and our distributors do not resume their sales activity to previous levels. Based on our current operating plan and expected Merger closing timing, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

We expect our revenue and expenses to increase in connection with our on-going operating activities, particularly as we continue to execute on our growth strategy (including expansion of our sales and customer support teams, as well as increasing our fleet of equipment under lease), and we expect to incur additional acquisition-related costs associated with progressing the Merger with Alcon. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the commercialization of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by acquisition-related costs, the success of our commercial efforts and those of our distributors; the ongoing impact of global macroeconomic conditions, tariffs and other supply chain issues on our business; and the timing, scope and magnitude of our commercial and development activities.

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

Our ability to raise additional funds will depend, among other factors, on the timing of the Merger, as well as financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If the necessary funds are not available from these sources, we may have to delay, reduce or suspend the scope of our sales and marketing efforts, research and development activities, or other components of our operations. Any of these events could adversely affect our ability to achieve our business and financial goals or to achieve or maintain profitability and could have a material adverse effect on our business, financial condition and results of operations. Additionally, the extent and duration of the impact that global economic uncertainty may have on our stock price and on those of other companies in our industry is highly uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our common stock, our stock price may be more volatile, and our ability to raise capital could be impaired, which could in the future negatively affect our liquidity and financial position.

Our material contractual obligations and commercial commitments at September 30, 2025 primarily consist of $2.9 million in operating lease liabilities for our facility lease and $15.8 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 21 months. In addition, as of September 30, 2025, $13.7 million in acquisition-related costs have been incurred, of which $9.3 million is classified as accounts payable and $2.1 million is classified as accrued liabilities on the condensed balance sheet at September 30, 2025. The majority of these amounts will be due, and some are contingent, upon closing of the Merger.

Our contractual obligations have increased due to supply chain issues that have necessitated us to enter into longer-term and more expensive per unit contracts to build and source inventory to satisfy the expected commercial demand for the ALLY System, if approved by regulatory authorities or certified by notified bodies in the applicable regions. We expect to meet these requirements through cash and cash equivalents and cash provided by operations. Some of these amounts are based on management’s estimates and assumptions about these obligations, including their duration, timing, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those described. In connection with the proposed Merger with Alcon, we expect to incur additional liabilities, which primarily represents transaction fees, some of which are contingent upon the consummation of the Merger.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Net cash used in operating activities	$(15,449)	$(5,932)
Net cash used in investing activities	(2,961)	(4,153)
Net cash provided by (used in) financing activities	9,784	(94)
Net decrease in cash and cash equivalents	$(8,626)	$(10,179)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $15.4 million, consisting primarily of a net loss of $32.8 million and a decrease in net operating assets of $2.1 million, partially offset by non-cash charges of $19.4 million. The decrease in net operating assets was primarily due to changes in inventories, partially offset by accounts payable. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $3.0 million, consisting primarily of investment purchases, offset by maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2024 was $4.2 million, consisting primarily of the purchase of investments, offset by investment maturities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $9.8 million, consisting primarily of the acquisition-related deposit received from Alcon.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended September 30, 2025, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $16.9 million as of September 30, 2025. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. In addition, we received a $10.0 million cash deposit associated with the Merger, which is included in our cash and investments. The deposit is considered the property of Alcon, and will either be returned to Alcon or will become our property pursuant to the terms of the Merger Agreement. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2025.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of September 30, 2025, one customer accounted for approximately 11% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completion of the Merger.

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

For the years ended December 31, 2023 and 2024, we had net losses of $14.4 million and $31.4 million, respectively, and for the nine months ended September 30, 2024 and 2025, we had net losses of $12.7 million and $32.8 million, respectively. As of September 30, 2025, we had an accumulated deficit of $176.1 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration, or FDA, and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the nine months ended September 30, 2025, one customer accounted for approximately 15% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our ongoing activities, particularly as we continue to execute on our growth strategy, including expansion of our customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, further regulatory clearances and launches of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We have also experienced negative effects on our capital requirements from supply chain interruptions, and we expect that supply chain disruptions will negatively affect our capital requirements and the availability of funds to finance those requirements in the future. Tariffs have resulted in increased costs on various components within the ALLY System and PIDs. As we have not passed on these additional costs to our customers, we have experienced a negative impact on our gross margin, which may continue to the extent we take this approach in future periods. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 50.8% of our total outstanding shares of common stock based on our shares outstanding as of September 30, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred

Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our Systems is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. We could underestimate the worldwide demand for the ALLY System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand or otherwise experience impacts to our inventory levels, our excess or obsolete inventory may increase. For example, we have experienced some reduced activity by our distributors following the announcement of the Merger, which has resulted in an increase in our excess inventory levels. A significant increase in excess or obsolete inventory would reduce our gross margin and adversely affect our financial results.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate, remediate or recover from incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers and customers are from time to time subject to cyberattacks, social engineering/phishing, and other security incidents. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any significant information technology system failure, accident or security breach could cause interruptions in our operations, result in damage to our reputation, the loss or misappropriation of Confidential Information, result in key personnel being unable to perform duties or communicate throughout the organization, significant costs associated with the investigation, data restoration and remediation, and potential notification of the breach to third-parties, including counterparties, governmental authorities, and data subjects, and have other adverse impacts on our business. For example, laws in the EU and the UK may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and if made against us could lead to significant interruptions in our operations, loss of Confidential Information and income, reputational loss, diversion of funds, and may also result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, compromises to our network could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in regulatory investigations and enforcement actions, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

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

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices

Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE mark, to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. The aforementioned EU rules are generally applicable in the EEA which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and these three countries.

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

On June 16, 2025, the UK adopted an amendment to the Medical Devices Regulations 2002 (“UK Medical Devices Regulations”) intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. It also intends to bring the UK regulatory framework for medical devices, which is based on the EU Medical Devices Directive, into closer alignment with the EU Medical Devices Regulation. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. On July 22, 2025, the MHRA published a response to the consultation confirming that it will incorporate the results of this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. The MHRA has confirmed that it intends to publish a draft of the new legislation later this year. Under the current UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. The MHRA has confirmed that it intends to launch a consultation regarding the indefinite recognition of such medical devices in Great Britain later this year. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, the MHRA has confirmed in its recent response to the consultation on pre-market requirements for medical devices in Great Britain that it intends to remove the requirement for a medical device and its labeling (for example packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, (“UDI”), to a medical device and register the UDI in a publicly accessible database before the medical device is placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our medical devices, but we may need to assign and affix a UDI, and register the UDI in a publicly accessible database.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, on February 23, 2024, the FDA issued a final rule to amend the QSR, the FDA’s regulation governing current good manufacturing practices for medical devices, to align more closely with the International Organization for Standardization (“ISO”) standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, replaces the QSR with the Quality Management System Regulation, and among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements that could increase the costs of compliance or otherwise create market pressure that may negatively affect our business. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

We own numerous issued patents and pending patent applications. As of September 30, 2025, we owned approximately 72 U.S. patents, 27 pending U.S. patent applications, 203 issued foreign patents, and 86 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex and may involve unforeseen difficulties including, without limitation, material performance problems, undetected defects, or errors. We may be unsuccessful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software, services, and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 50.8% of our total outstanding shares of common stock based on our shares outstanding as of September 30, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

North Run Capital, LP, or North Run, and its affiliates held 45.6% of the voting power of our capital stock based on shares outstanding as of September 30, 2025, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1+

Industrial Real Estate Lease, dated as of July 30, 2010, by and between LENSAR, inc. and Challenger-Discovery, LLC, as amended as of March 15, 2016, December 16, 2016, August 20, 2020, September 9, 2020, December 17, 2027, and September 29, 2025

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

LENSAR, Inc.

Date: November 6, 2025	By:	/s/ Nicholas T. Curtis
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025		/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2025		/s/ Kendra W. Wong
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)