Form 10-K
period 2025-12-31
LENSAR, Inc.
filed 2026-03-31
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2025, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $113.3 million. As of February 28, 2026, there were 12,095,631 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding the impact of the termination of the Merger Agreement (as defined below), business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from macroeconomic conditions; the timing of and our ability to obtain and maintain regulatory approvals and certifications; our expectations about our ability to successfully commercialize and further develop our next generation system, the ALLY Robotic Cataract Laser System® (“ALLY System”), and the timing thereof; the ALLY System's performance and market impact; the sufficiency of our cash and cash equivalents; industry trends and conditions impacting various markets in which we operate; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. These risks and uncertainties include, but are not limited to:

•
any anticipated effects of the termination of the Merger Agreement (as defined below) on the value of our common stock;
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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
The announcement of the termination of the Merger Agreement could negatively impact our business, financial condition, results of operations or our stock price.
•
We may experience shareholder litigation related to the termination of the Merger Agreement, which could result in payment of damages.
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

PART I

Item 1. Business

We are a commercial-stage medical device company focused on designing, developing and marketing advanced laser systems for the treatment of cataracts and the management of pre-existing or surgically induced corneal astigmatism. Our current systems, the LENSAR Laser System, or LLS, and ALLY Robotic Cataract Laser System®, or ALLY System, or collectively, the Systems, incorporate a range of proprietary technologies designed to assist the surgeon in obtaining better visual outcomes, efficiency and reproducibility by providing advanced imaging, simplified procedure planning, efficient design and precision. We believe the cumulative effect of these technologies results in laser systems that can be quickly and efficiently integrated into a surgeon’s existing practice, is easy to use and provides surgeons the ability to deliver improved visual outcomes with enhanced precision and the ability to do so consistently. The ALLY System combines all of the features from our LLS with a dual-modality laser, integrated in a small, compact cataract treatment system that is designed to allow surgeons to perform sterile cataract surgery in a single operating room. This system is designed to be a significant medical advancement and provide improved efficiency and financial benefit to a surgeon’s practice and to ambulatory surgery centers, or ASCs. The ALLY System received clearance from the U.S. Food and Drug Administration, or FDA, in June 2022, and we executed a controlled and targeted initial launch of the ALLY System in August 2022. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, as well as certain other countries.

Market Overview

The global market for the treatment of cataracts is characterized by large patient populations with increases driven by the aging population and the availability of new technologies, such as laser systems used during cataract surgery and an influx of new, innovative intraocular lenses, or IOLs, which can improve visual outcomes post-operatively. Cataract surgery is one of the highest volume surgical procedures in the world, and according to the American Academy of Ophthalmology, or AAO, the most common procedure performed by the ophthalmic surgeon. According to the 2025 Cataract Surgical Equipment Market Report, global estimated cataract surgery and refractive lens exchange surgical procedures (cataract surgery) are expected to grow from 33.1 million in 2025 to 39.6 million in 2030. In the United States, cataract surgery is expected to increase from almost 5.1 million procedures in 2025 to approximately 5.9 million in 2030. However, in 2025, only 1 million of the global cataract surgeries were performed using a laser. This is expected to grow to an estimated 1.2 million of the global cataract procedures in 2030. There are approximately 9,419 ophthalmic surgeons in the United States focused on performing cataract procedures.

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

The majority of patients suffering from cataracts also present with visually significant astigmatism. Astigmatism is an imperfection in the symmetry of the cornea, creating a different, additional focal plane in a specific axis within the cornea. This causes a distortion of the light as it converges on the retina and causes blurry vision. In 2025, Market Scope referenced data from a clinical study of 6,000 patients performed by Warren Hill, MD that estimates that approximately 70 – 90% of cataract patients present with addressable astigmatism prior to cataract surgery. To reduce the need for prescription distance or reading glasses following cataract surgery, it is important that little or no astigmatism remain. Conventionally, residual post-operative astigmatism has been targeted at less than or equal to 0.5 diopters, the unit measure of the refractive power of a lens. Surgeons may attempt to address low to moderate magnitudes of astigmatism using a procedure called limbal relaxing incisions, or LRIs, or arcuate incisions, or AIs. LRIs or AIs are performed by making two small incisions on the cornea, usually 180 degrees apart that are intended to return the cornea to a rounder, symmetrical shape. Corneal incisions used by surgeons as a means to manage astigmatism that are performed with a laser are referred to as AIs. More recently, and where the magnitude of astigmatism is higher, toric IOLs may be used to both correct the patient’s near or far vision and address any pre-existing astigmatism.

Use of a laser during cataract surgery. In the last 10 to 15 years, special laser systems have been developed to assist surgeons in performing or facilitating the various aspects of cataract procedures. The use of a laser during cataract surgery allows the surgeon to use advanced imaging techniques to design a precise surgical plan and a femtosecond laser, the same type of laser engine used to cut the flaps in LASIK corrective procedures, to make the AIs and perform the capsulorhexis. The intent is to create an incision with a specific location, depth and length that can be performed exactly without the variable of surgeon experience or the individual variances in the anatomy of the patient. The laser can also be used to soften and fragment the nucleus of the cataract before phacoemulsification, which can reduce the amount of phacoemulsification energy required to break up and remove the cataract and reduce the chance of certain complications. After phacoemulsification, the surgeon replaces the natural lens with an IOL and the incision is closed without the need for suture.

The Transition to Advanced Refractive Cataract Procedures

Currently, Medicare and most commercial third-party payors only cover the cost of treating the medical condition of the cataract, which can be accomplished with traditional cataract surgery and the placement of a monofocal IOL. Standard or traditional cataract surgery does not specifically address the outcomes associated with astigmatism and presbyopia, which may be addressed in an advanced refractive procedure involving the use of a laser during cataract surgery for cataract removal and implantation of a premium IOL. However, since the advantages of these advanced refractive cataract procedures are not deemed medically necessary, patients seeking either or both alternatives must pay the difference between the reimbursed amount and the cost of the advanced procedure that includes implantation of a premium IOL.

We believe that these advanced procedures that include implantation of a premium IOL offer physicians and patients additional benefits and improved outcomes that justify the additional cost. For example, some of the benefits of using a laser during cataract surgery include:

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
•
Efficient design. We designed the ergonomics of the system and its wireless capabilities to enable the system to integrate seamlessly into a surgeon’s existing surgical environment. According to Market Scope’s 2025 annual survey, over 75% of U.S. cataract surgeons, indicated the importance of data transfer between diagnostic devices as ‘required’ to ‘nice to have’.

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

We are focused on continuous innovation and continue to develop, and further refine, our proprietary, next-generation robotic laser, the ALLY System. Our ALLY System is designed to combine our current core laser technology features with enhanced capabilities into a single small unit that allows surgeons to perform a robotic laser assisted cataract procedure in an operating room. The ALLY System’s enhanced features include the ability to perform laser procedures much faster, as well as enabling broader applications due to it being the only commercial robotic laser incorporating a dual-modality laser. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, South Korea, as well as certain other countries.

Currently, almost all cataract procedures, whether manual or those using a laser, involve the use of a phacoemulsification system to fracture and remove the cataract. For most surgeons that also use a laser during cataract surgery, the laser system is stationed in a separate room from the phacoemulsification system, as the size of most operating rooms will not accommodate placement of all the other necessary equipment, and these two critical pieces of equipment operate independently. This configuration results in significant interruption in the patient flow, by requiring the patient to be moved from one room to the next during the course of the procedure.

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
•
continued pressure to improve efficiencies driven by the reduction of reimbursement in standard cataract surgery cases coupled with the ability to provide better patient visual outcomes, which we believe will motivate surgeons and patients to seek refractive outcome-based patient-pay procedures; and
•
the COVID-19 pandemic increased awareness of efficiencies associated with faster patient throughput, less movement from having to use two rooms to complete an advanced cataract procedure, fewer patient encounters to plan, treat and to complete the advanced cataract procedure, placing the system in the ASC, operating room or in-office surgical suite. Early data suggests performing a sterile robotic laser cataract surgery procedure using the ALLY System resulted in up to 17-minute time savings for the surgeon, up to 19-minute time savings for the surgical staff, and up to 51-minute savings for the patient, allowing surgeons to shorten their surgery day or treat more patients.

According to the 2025 Cataract Surgical Equipment Market Report, there were an estimated 2,085 cataract laser systems installed at the end of 2025, of which 1,960 were in markets that we service. The number of total cataract laser systems installed is expected to grow to over 2,475 devices by 2030.

To help encourage and facilitate this transition to our ALLY System, we are focused on reducing the cost of the system without compromising the capabilities or performance of the laser. With that in mind, the ALLY System was designed to offer more functionality and better performance than other laser systems. We believe the ALLY System's surgical efficiencies and combined functions could help drive broader penetration into the cataract surgery market and could potentially create a paradigm shift in the treatment of cataracts and management of astigmatism in cataract surgery. The overall cost of the ALLY System, may, however, increase due to, among other factors, pricing increases in component parts for our systems resulting from inflationary pressures and macroeconomic conditions.

Our Strengths

We attribute our current and anticipated future success to the following factors:

•
Disruptive technology platform providing improved visual outcomes. Our systems were built specifically for laser refractive cataract surgery. Central to our systems is our propriety robotic imaging technology, which begins by using Scheimpflug imaging to scan the anterior segment of the eye, collecting a broad spectrum of biometric data. The system then uses a process called wave-tracing to take a series of two-dimensional images derived from the imaging and scanning and, through precision processing of this biometric data using AI, reconstructs a three-dimensional model of each individual patient’s eye. The system identifies relevant anatomy and specific measurements within the eye, then recommends a treatment plan for their review and approval. With robotic precision, the laser places the laser pulses necessary to accomplish the desired treatment. Data presented at the 2023 annual meeting of the American Society of Cataract and Refractive Surgeons demonstrated 99% of patients receiving a toric IOL using the ALLY System, and guided by the IntelliAxis Refractive Capsulorhexis feature of the system, achieved refractive correction within 0.5 diopters of target. In addition to improving visual outcomes, our systems are designed to improve the efficiency and simplify the procedure for surgeons by including pre-programmable surgeon preferences, wireless integration with pre-operative diagnostic data, cataract density imaging, and accurate laser incision planning. We believe these features give surgeons an unprecedented reproducibility and ability to optimize their treatments to achieve LASIK-like vision correction while also improving overall efficiency for the surgeon’s practice.
•
Demonstrated and growing commercial success. We believe our disruptive technology platform has enabled us to rapidly take market share in a highly competitive market. Based on the 2025 Cataract Surgical Equipment Market Report, it was estimated that we achieved 18.0% market share in laser cataract surgery in 2024 in terms of revenue. Additionally, when looking at the average procedures per installed device, each ALLY System averaged 624 procedures in 2025 compared to the estimated industry average of 496 procedures per year per installed device, based on a 2025 Cataract Surgical Equipment Market Report. The following chart shows procedure volume per year from 2021 to 2025:

Procedures per Year

250,000
200,000
150,000
100,000
50,000
-
131,495
132,113
137,012
169,506
206,014
2021
2022
2023
2024
2025
~12%: 2021 - 2025 CAGR

Source: Management.

•
Improved visual outcomes that drive more advanced, patient-pay procedures. Standard cataract procedures are generally covered by Medicare and other third-party payors, including commercial health plans. However, based on the 2025 Market Scope Premium Cataract Surgery Market Report, approximately 91% of global patients receiving a standard cataract procedure do not have significant astigmatism addressed surgically and must rely on glasses for distance or near vision. Moreover, surgeon reimbursement for these standard procedures continues to decline. More advanced procedures, such as laser-assisted cataract surgery and the use of toric and multifocal premium IOLs, can address these additional vision challenges but are generally not covered by Medicare or other third-party payors. Accordingly, patients are required to pay the additional cost associated with the use of these advanced technologies. Historically, some patients may have been reluctant to incur the additional cost of a more advanced procedure that includes implantation of a premium IOL, and some surgeons may have been reluctant to recommend these procedures because of concerns that the targeted visual outcome might not be achieved. We believe the clinical data supporting the effectiveness of our laser system in assisting surgeons to achieve desired outcomes will motivate additional patients to seek, and additional surgeons to offer, these more advanced procedures that include implantation of a premium IOL.
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
•
Innovative intellectual property protected by a comprehensive patent portfolio. As of December 31, 2025, we owned approximately 292 issued patents and 105 pending patent applications globally. This portfolio covers key aspects of our technology, including the proprietary robotic imaging and processing, iris registration and patient interface features of our system. We have also filed and acquired significant patent rights relating to our next generation cataract treatment system. For example, we have approximately 11 pending US patent applications, 19 issued US patents, 60 pending foreign and PCT applications, and 34 issued foreign patents related to integrated systems.
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

Sales and Distribution

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and third-party distributors in Europe and Asia, and other targeted international markets. Depending on the dynamics of a particular geographic region, we and our distributors typically market and sell our systems to ASCs, hospitals and physicians. In the United States, we sell our products through a direct sales organization that, as of December 31, 2025, consisted of approximately 70 commercial team professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. As of December 31, 2025, we had a total of approximately 435 systems installed in a total of 17 countries, with approximately 51% of those systems in the United States where we have a direct sales relationship with our customers, and with Europe and Asia representing our largest markets outside the United States, where we sell our products through distributor relationships. We believe there is significant opportunity for us to expand our presence in these countries and other countries where we have no or only a limited number of installed systems. For the year ended December 31, 2025, one customer accounted for approximately 13% of our revenue and no customer accounted for more than 10% of our accounts receivable, net.

We have been able to achieve our success to date with a limited number of regional sales managers in the United States and independent distributors in international markets, growing our business substantially year-over-year in terms of both revenues and number of procedures, with the exception of 2020 due to the impact on our operations of the COVID-19 pandemic. We believe that increasing the size and geographic breadth of our sales and marketing management team and number of regional sales managers in the United States and expanding our network of independent distributors in additional international markets will allow further penetration in the cataract surgery market. To support these commercial efforts, in the United States, we anticipate adding additional field sales professionals, including clinical outcome specialists, and expanding our marketing support and commitment to physician and staff training programs to optimize results and communicate the strengths of our cataract surgery solutions. Outside the United States, we expect to expand the geographical reach of our distributors. We believe the expansion of our domestic and international commercialization efforts will provide us with significant opportunity for future growth as we continue to penetrate existing and new markets. Our ALLY System currently is cleared for marketing in the United States and other countries, and our growth, market presence and ability to sell the ALLY System will depend on, among other factors, whether the ALLY System receives regulatory clearance in other regions outside the United States and the timing of these clearances or certifications. In August 2024, we obtained certification of our ALLY System under the Medical Devices Regulation in the EU, and we have also received regulatory clearance in India, Taiwan, South Korea, and certain other countries.

Manufacturing

We manufacture our ALLY Systems, and previously manufactured our LLS systems, at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from several suppliers and subject them to stringent quality specifications and processes. Some of the components necessary for the assembly of the ALLY System and maintenance of the LLS are currently provided by single-sourced suppliers (the only approved supply source for us among other sources). We have entered into various purchase orders, as well as a limited number of long-term supply agreements, for the manufacture and supply of certain components. These arrangements commit us to a remaining minimum purchase obligation of approximately $13.9 million as of December 31, 2025. We expect to meet these requirements. We generally do not maintain large volumes of finished goods. We currently have and intend to have long-term supply agreements or sufficient supply of raw material inventory to adequately source the expected near-term demand of our ALLY System. We strive to maintain enough inventory of our various component parts to avoid the impact of any supply chain disruptions.

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

We own numerous issued patents and pending patent applications. As of December 31, 2025, we owned approximately 76 U.S. patents, 26 pending U.S. patent applications, 216 issued foreign patents, and 79 pending foreign and Patent Cooperation Treaty applications. Our patents are expected to expire between 2026 and 2040, with some design patents expiring in 2046. We do not believe that the expiration of any individual patent will have a material adverse effect on our business, financial condition or results of operations. We have 216 issued foreign patents in a total of 15 countries and regions, including China, Macau, Taiwan, Germany, France, Spain, United Kingdom, Italy, Australia, European Unitary Patent and the European Patent Office. Our patents contain a broad range of claims related to devices and methods for performing cataract surgery using, among other things, refractive corrections, lens targeting and positioning and we believe provide significant protection for our current commercialized products.

Our material registered and unregistered trademarks include: LENSAR, ALLY Robotic Cataract Laser System, INTELLIAXIS, INTELLIAXIS-C, INTELLIAXIS-L, INTELLIAXIS REFRACTIVE CAPSULORHEXIS, STREAMLINE, ALLY Robotic Cataract Laser System, ALLY Robotic Cataract Laser System logo, Robotic Laser Cataract Surgery, the Robotic Laser Cataract Surgery logo, and LENSDOCTOR SOFTWARE.

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

Competition

We participate in the highly competitive global market for treatments for cataracts. We face significant competition from large multinational medical device companies as well as smaller, emerging players focused on product innovation. In providing surgical solutions for cataract patients, our primary competitors are Alcon Inc.; Bausch + Lomb, a division of Bausch Health Companies Inc.; Carl Zeiss AG; AMO, a division of Johnson & Johnson; and Ziemer Ophthalmic Systems AG, each of which has its own cataract lasers. Additionally, we are aware of a French based company, KERANOVA S.A., that is working to develop a product that, if they receive commercial clearance for their device in the future, could potentially be another competitor.

These competitors are focused on bringing new technologies to market and acquiring products and technologies that directly compete with our products or have potential product advantages that could render our products obsolete or noncompetitive. Bausch + Lomb announced, in November 2025, that they anticipate launching a second-generation femtosecond laser in the second half of 2026. The next-gen laser, SeeLyra™ is said to feature live optical coherence tomography guidance and soft docking. Although not all the features are known currently, this will be the first second-generation laser expected to compete with the ALLY System.

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

FDA Premarket Clearance and Approval Requirements

Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s general controls for medical devices, or General Controls, which include compliance with the applicable portions of the FDA’s Quality Management System Regulation, or QMSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Class II devices are subject to FDA’s General Controls, and any other special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, unless an exemption applies. A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness. Our currently marketed medical device products are Class II medical devices subject to 510(k) clearance.

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

FDA PMA Approval Process

Products that are classified as Class III are subject to the requirement for the FDA to approve a PMA for the device. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including extensive technical and manufacturing data and data from preclinical studies and human clinical trials. After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QMSR, which imposes stringent design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

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

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and pervasive FDA and other regulatory requirements continue to apply. These include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. The FDA and the Federal Trade Commission (the “FTC”) also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the United States have similar regulations to which we are subject.

We are also required to register with the FDA as a medical device manufacturer. As such, our manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA’s QMSR. These regulations cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a medical device file. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QMSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market via voluntary or mandatory device recalls.

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

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable on May 28, 2026 (for the four first modules related to (i) economic actor and (ii) UDI/devices registrations, (iii) notified bodies and certificates, and (iv) market surveillance). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

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

Furthermore, on June 16, 2025, an amendment to UK Medical Devices Regulations became applicable which aims to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment also aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed, or UKCA, mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law. This consultation builds on the MHRA’s previous consultation between September and November 2021, and the UK government’s response to that consultation which was published on June 26, 2022. On July 22, 2025, the MHRA published a response to the consultation confirming that it will incorporate feedback to this consultation into new legislation on pre-market requirements for medical devices in Great Britain. A draft of the new legislation is expected this year and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.

Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, certain medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030.

In addition, all medical devices must be registered with the MHRA prior to being placed on the market. Additionally, manufacturers based outside the UK need to appoint a UK Responsible Person to register devices with the MHRA.

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

Reimbursement and Patient Payment

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors, including government authorities, managed care plans, private health insurers and other organizations, generally only cover the cost of treating the medical condition of the cataract, which can be treated with traditional cataract surgery and the placement of a basic monofocal IOL. In the United States and other countries, patients generally may elect and pay out-of-pocket for advanced technologies such as laser assisted cataract surgery and premium IOLs to further refine and correct their vision beyond what is possible from a basic traditional cataract surgery treatment.

To date the reimbursement to the facility or physician from third-party payors has been intended to cover the cost of a basic traditional cataract surgery treatment, as well as the overhead cost associated with the facility where the procedure is performed. We have not historically directly billed any third-party payors; instead, we receive payment from the physician practice, hospital or other facility that uses our devices, who in turn receive additional payment from their patients who have elected a premium procedure.

With respect to our LLS and ALLY System, surgeons typically charge the patient a separate out-of-pocket fee for procedures using our device. The use of advanced IOLs designed to improve vision is also not reimbursed by Medicare beyond the standard reimbursement for a basic monofocal IOL and physicians charge the patient for the difference between the lower reimbursed amount and the cost of the advanced IOL. Surgeons typically offer the option of an advanced IOL to patients explaining that it is not covered by Medicare and will be an out-of-pocket expense. Use of our LLS and ALLY System is often accompanied by the implantation of an advanced IOL. We believe that the ability of our LLS and ALLY System, when used with advanced IOLs to optimize vision results, will encourage surgeons to perform the procedure and their patients to pay the additional out-of-pocket costs.

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

More recently, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in July 2025, which also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

For EU member states, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product i.e., certain high-risk medical devices as of 2026. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

As of December 31, 2025, we had approximately 150 employees that support our manufacturing, research and development, commercial and administrative functions. Primarily all of our workforce is based at our corporate headquarters in Orlando, Florida except for our commercial organization, which is spread throughout the United States based upon geographic responsibility.

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
•
Retention and Stability: We take pride in the stability and dedication of our workforce. Over 35% of employees have been with the Company five or more years, and over 20% have been with the Company 10 or more years. In 2025, we experienced a full-time employee turnover rate of approximately 10%.
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

Risks Related to the Terminated Merger Agreement

The announcement of the termination of the Merger Agreement could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Agreement and Plan of Merger, dated as of March 23, 2025, by and among the Company, Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and VMI Option Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alcon (“Merger Sub”) has caused, and may continue to cause, a material disruption to our business. We also announced that the Merger Agreement has been terminated by us and Alcon, as described below. We are subject to several risks as a result of the announcement and termination of the Merger Agreement, including, but not limited to, the following:

•
certain costs related to the Merger Agreement and the transactions contemplated thereunder (collectively, the “Merger”), including the fees and/or expenses of our legal, accounting and financial advisors that must be paid despite the Merger not being completed;
•
our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•
the failure to complete the Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•
difficulties maintaining relationships with collaborators, vendors, and other business partners;
•
third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger or the termination of the Merger Agreement, whether pursuant to the terms of their existing agreements with us or otherwise; and
•
we could be subject to further litigation related to the Merger, including the failure to complete the Merger.

We may experience shareholder litigation related to the termination of the Merger Agreement, which could result in payment of damages.

In connection with the Merger, certain purported stockholders of the Company have sent demand letters (the “Demands”) alleging deficiencies and/or omissions regarding the disclosures made in the preliminary proxy statement filed by the Company with the SEC on May 7, 2025 or the definitive proxy statement filed by the Company with the SEC on May 19, 2025. The purported stockholders may not view the Company’s cooperative actions in response to the Demands, such as the Company’s additional disclosure filed with the SEC on June 25, 2025, as sufficient. In addition, we have received a demand from a purported stockholder seeking to inspect certain corporate books and records, in order to investigate, among other things, purported breaches of fiduciary duty by members of the Company’s board of directors in connection with the Merger. The same stockholder filed a verified complaint to compel the inspection of books and records in the Delaware Court of Chancery. These actions could have the effect of increasing the Company’s costs, diverting our management’s attention and resources, delaying or adversely affecting the Merger or resulting in the payment of damages, which could result in a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions.

Global economic uncertainty, including due to factors such as increased inflation, rising interest rates, prolonged government shutdowns, and increased tariffs and other trade barriers, have contributed to our business and operational performance. If economic uncertainty continues or increases or if economic conditions deteriorate, these conditions may have a material adverse impact on our revenue, profit margins, cash flow and liquidity in the future. In particular, our business is impacted by inflation, such as the recent inflationary pressures related to global supply chain disruptions that have increased the cost of certain raw materials, labor and transportation used in our business. These broad-based inflationary impacts have negatively impacted our financial condition, results of operations and cash flows, and we expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

We have experienced and expect to incur operating losses for the near-term future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2025 and 2024, we had net losses of $34.3 million and $31.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $177.6 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further FDA and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the year ended December 31, 2025, one customer accounted for approximately 13% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain, and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our ongoing activities, particularly as we continue to execute on our business strategy, including investment in our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through research and development, further regulatory clearances and launches of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We have also experienced negative effects on our capital requirements from supply chain interruptions, and we expect that supply chain disruptions will negatively affect our capital requirements and the availability of funds to finance those requirements in the future. Tariffs have resulted in increased costs on various components within the ALLY System and PIDs. As we have not passed on these additional costs to our customers, we have experienced a negative impact on our gross margin, which may continue to the extent we take this approach in future periods. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 50.6% of our total outstanding shares of common stock based on our shares outstanding as of December 31, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 12, Redeemable Convertible Preferred Stock, included elsewhere in this Annual Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

Our primary competitors in providing surgical solutions for cataract patients are Alcon Inc.; Bausch + Lomb Corporation; Johnson & Johnson; Carl Zeiss AG; Zeimer Ophthalmic Systems AG; and KERANOVA S.A. These competitors are focused on bringing new technologies to market and acquiring products and technologies that directly compete with our products or have potential product advantages that could render our products obsolete or noncompetitive. Bausch + Lomb announced, in November 2025, that they anticipate launching a second-generation femtosecond laser in the second half of 2026. The next-gen laser, SeeLyra™ is said to feature live optical coherence tomography guidance and soft docking. Although not all the features are known currently, this will be the first second-generation laser expected to compete with the ALLY System.

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

We have historically sold our products outside of the United States through a network of independent distributors and intend to increase our international presence in Europe and Asia, as well as other international markets. Our international business operations are subject to a number of risks, including:

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

We generally do not maintain large volumes of finished goods and anticipating demand for our products may be challenging as cataract surgeon demand and adoption rates can be unpredictable. In addition, as use of our Systems is adopted by more cataract surgeons, we anticipate greater fluctuations in demand for our products, which makes demand forecasting more difficult. Our forecasts are based on management’s judgment and assumptions, each of which may introduce error into our estimates. If we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. We could underestimate the worldwide demand for the ALLY System and be unable to fulfill customer requests. Conversely, if we overestimate customer demand or otherwise experience impacts to our inventory levels, our excess or obsolete inventory may increase. For example, we have experienced reduced activity by our distributors following the announcement of the Merger, which has resulted in a decrease in our production levels, and expect further negative impact in connection with the termination of the Merger Agreement. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels, and a significant increase in excess or obsolete inventory would reduce our gross margin and adversely affect our financial results.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to store and effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions, intellectual property, proprietary business information and personal information (collectively, Confidential Information). The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information technology systems, global communications, internet activity and other network processes. Like most companies, despite our current security measures, our information technology systems, and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to information security breaches, acts of vandalism, social engineering/phishing, computer viruses and malware (such as ransomware), misconfigurations, “bugs” or other vulnerabilities, theft or loss of Confidential Information. Confidential Information might be improperly accessed due to a variety of events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. We have technology security initiatives in place to mitigate our risk to these vulnerabilities, but there can be no assurance that our or our third-party service providers’ cybersecurity risk management program and processes, including policies, controls or procedures, and other security measures, will be adequately designed, complied with, implemented or effective to ensure that our or their operations are not disrupted or that data security breaches do not occur. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate, remediate or recover from incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We and certain of our service providers and customers are from time to time subject to cyberattacks, social engineering/phishing, and other security incidents. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any information technology system failure, accident or security breach affecting us or third-party systems or Confidential Information could result in interruptions in our operations, damage to our reputation, the loss or misappropriation of Confidential Information, result in key personnel being unable to perform duties or communicate throughout the organization, significant costs associated with the investigation, data restoration and remediation, legal claims or proceedings (such as class actions), and potential notification of the breach to third-parties, including counterparties, governmental authorities, and data subjects, and have other adverse impacts on our business. For example, laws in the EU and the UK may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. We may also be contractually required to notify customers or other counterparties of a security incident, including a data security breach. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and if made against us could lead to significant interruptions in our operations, loss of Confidential Information and income, reputational loss, diversion of funds, and may also result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Despite our existing security procedures and controls, compromises to our network could give rise to unwanted media attention, materially damage our customer relationships, decrease sales and leases of our products, increase overhead costs, harm our business, reputation, results of operations, cash flows and financial condition, result in regulatory investigations and enforcement actions, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

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

We may be subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, HIPAA), the EU General Data Protection Regulation 2016/679 and applicable national supplementing laws, or EU GDPR, and the UK General Data Protection Regulation and Data Protection Act 2018, or UK GDPR, (collectively, GDPR), and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA). In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on covered entities, including healthcare providers and research institutions, from which we obtain clinical trial data, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting such information for or on behalf of such covered entities, and their covered subcontractors. Depending on the facts and circumstances, we could be subject to regulatory investigation and enforcement action, including significant penalties, if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires covered businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal information, fail to implement policies to protect health information or engage in other unfair practices that harm customers. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and state Attorneys General to regulate the collection, use, storage, and disclosure of personal health-related and other information, through websites or otherwise, and to regulate the presentation of website content.

In 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule – referred to as the “Data Security Program” (DSP) – to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

The GDPR comprehensively regulates our use of personal data of individuals from the European Economic Area, or EEA and/or the UK, or in the context of our activities within the EEA and/or the UK, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, we are subject to laws and regulations regarding cross-border transfers of personal data out of the EEA and the UK. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and local law derogations. We may be subject to diverging requirements under EU Member State laws and UK law, such as whether consent can be used as the legal basis for processing and the roles, responsibilities, and liabilities as between CROs and sponsors. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, states that reliance on the standard contractual clauses, or SCCs, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

We currently rely on the SCCs to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/ or take additional compliance and operational measures; and/or it could otherwise adversely affect the manner in which we operate our business and could adversely affect our business, operations, and financial condition.

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

On June 16, 2025, an amendment to the Medical Devices Regulations 2002, or UK Medical Devices Regulations, became applicable which is intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. It also intends to bring the UK regulatory framework for medical devices, which is based on the EU Medical Devices Directive, into closer alignment with the EU Medical Devices Regulation. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. On July 22, 2025, the MHRA published a response to the consultation confirming that it will incorporate the results of this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. A draft of the new legislation is expected this year. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030. The MHRA has confirmed that it intends to launch a consultation regarding the indefinite recognition of such medical devices in Great Britain which is expected this year. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, the MHRA has confirmed in its response to the consultation on pre-market requirements for medical devices in Great Britain that it intends to remove the requirement for a medical device and its labeling (for example packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, (“UDI”), to a medical device and register the UDI in a publicly accessible database before the medical device is placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our medical devices, but we may need to assign and affix a UDI, and register the UDI in a publicly accessible database.

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

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QMSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, on February 2, 2026, the FDA’s final rule implementing the FDA’s Quality Management System Regulation, or QMSR, became effective. The QMSR, which replaced the FDA’s former Quality System Regulation, or QSR, sets forth the FDA’s cGMP requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, and although our quality management system is designed to comply with ISO:13485, the FDA has indicated that ISO:13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with the FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

In addition, the regulatory landscape related to medical devices in the EU recently evolved and continues to undergo legislative changes. On May 26, 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules. In addition, on December 16, 2025, the European Commission published a targeted revision proposal of the MDR to address structural issues, certification delays, and burdens on Small and medium-sized enterprises (“SMEs”). The proposal will enter the ordinary legislative procedure and is not expected to be adopted before 2027.

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

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in July 2025, which also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

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

In addition, our efforts to enter into confidentiality agreements with our employees, consultants, clients and other vendors who have access to our confidential information, our trade secrets, data and know-how may not prevent unauthorized use, misappropriation, or disclosure to unauthorized parties, and such information could otherwise become known or be independently discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, or circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion.

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

We own numerous issued patents and pending patent applications. As of December 31, 2025, we owned approximately 76 U.S. patents, 26 pending U.S. patent applications, 216 issued foreign patents, and 79 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell or export our products or to use our technologies or product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. These matters can be time consuming and costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret or such indemnification may be insufficient to fully cover the expenses incurred.

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

Filing, prosecuting, and defending patents or trademarks on our current and future products in all countries throughout the world would be prohibitively expensive. The requirements for patentability and trademark protection may differ in certain countries, particularly in developing countries. The laws of some foreign countries do not protect intellectual property rights including the protection of surgical and medical methods, to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from utilizing our inventions and trademarks in all countries outside the United States. Competitors may use our technologies or trademarks in jurisdictions where we have not obtained patent or trademark protection to develop or market their own products and further, may export otherwise infringing products to territories where we do have patent and trademark protection, but enforcement against infringing activities is inadequate. These products or trademarks may compete with our products or trademarks, and our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing. Proceedings to enforce our patent and trademarks rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents, patent applications, trademarks, and trademark applications in those jurisdictions, as well as elsewhere, at risk of being invalidated or interpreted narrowly and our patent or trademark applications at risk, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees and consultants were previously employed at or engaged by other medical device or other biotechnology companies, including our competitors or potential competitors. Some of these employees, consultants, and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Our efforts to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how, or trade secrets of others in their work for us may not be successful, and we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information of these former employers or competitors.

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

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex and may involve unforeseen difficulties including, without limitation, material performance problems, undetected defects, or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which their performance and accuracy decrease over time without further human intervention to correct such decay. We may be unsuccessful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software, services, and infrastructure, such as processing hardware, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be enjoined in judicial proceedings from being enforced or may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU in 2025 or are expected to enter into force in 2026. U.S. legislation related to AI Technologies has also been introduced at the federal level and has been passed or proposed at the state level. For example, the California Privacy Protection Agency’s new regulations under the CCPA regarding the use of automated decision-making went into effect on January 1, 2026. California also enacted seventeen new laws in 2024 that further regulate the use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and Texas’ Responsible AI Governance Act, which prohibits specified harmful uses of AI, including behavioral manipulation and unlawful discrimination. Such additional regulations, and uncertainty around whether they will survive legal challenges or how they will be enforced, may impact our ability to develop, use, procure and commercialize AI Technologies in the future.

In the United States, the Trump administration’s approach to investment in and regulation of AI Technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the federal government may seek to preempt state laws when they seek to govern certain topics involving AI, as evidenced by the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The Trump administration may continue to implement new or rescind existing federal orders and/or administrative policies relating to AI Technologies. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act, or the EU AI Act, entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements are expected to apply from August 2, 2026. Although the European Commission has proposed an extension to December 2, 2027, such extension is not yet finalized or effective. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and depending on the AI use case includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union, or the CJEU, has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

The large number of shares eligible for public sale could depress the market price of our common stock.

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 50.6% of our total outstanding shares of common stock based on our shares outstanding as of December 31, 2025, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We also may issue our shares of common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Pursuant to the SPA, we issued an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share,” which have a stated value of $1,000 per share and are convertible into shares of common stock. Holders of shares of Series A Redeemable Convertible Preferred Stock are entitled to vote on an as-converted basis with holders of shares of common stock. In addition, so long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 12, Redeemable Convertible Preferred Stock, to our financial statements included elsewhere in this Annual Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions.

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

North Run Capital, LP, or North Run, and its affiliates held 45.4% of the voting power of our capital stock based on shares outstanding as of December 31, 2025, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

An active trading market for our common stock may not be sustained, which could depress the market price of our common stock and could affect your ability to sell your shares. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section of this Annual Report, these factors include:

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

For as long as we remain a non-accelerated filer, we will not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which would require our independent auditors to issue an opinion on their audit of our internal control over financial reporting, until the later of the year following our first annual report required to be filed with the SEC and the date we cease to be a non-accelerated filer. If, once we are required to comply with Section 404(b) under the Sarbanes-Oxley Act, our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

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

As of December 31, 2025, we had net operating loss, or NOL, carryforwards of $52.6 million for federal income tax purposes and $36.1 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOL carryforwards are not subject to expiration, but may generally only be used to offset 80% of future taxable income in a given year. Certain of our state NOL carryforwards begin to expire in 2028. Our state NOL carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

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

We have not identified cybersecurity threats that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors—Risks Related to Our Business— We rely significantly on the use of information technology. Cybersecurity risks – any technology failures causing a material disruption to operational technology or cyber-attacks on our systems affecting our ability to protect the integrity and security of confidential customer and employee information – could harm our reputation and/or could disrupt our operations and negatively impact our business.”

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

Item 2. Properties.

We currently occupy approximately 45,000 square feet of office and manufacturing space at our corporate headquarters in Orlando, Florida under a lease that expires in May 2029.

Item 3. Legal Proceedings.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the Merger and terminated Merger Agreement and in the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.

Because litigation is inherently unpredictable, we cannot assure you that the results of any such actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

For a description of our legal proceedings, refer to Note 11, Commitments and contingencies, to our consolidated financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Stock Market under the symbol “LNSR.”

Stockholders

As of February 28, 2026, there were approximately 71 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our current product portfolio includes the LENSAR Laser System, or LLS, and the ALLY Robotic Cataract Laser System™, or ALLY System, (collectively, the Systems) and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System is designed to transform premium cataract surgery by utilizing our advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. Our ALLY System received clearance from the FDA in June 2022, and we executed a controlled and targeted initial launch of the ALLY System beginning in August 2022. The ALLY System is available to all U.S. and EU cataract surgeons and has also received regulatory clearance in India, Taiwan, South Korea, as well as certain other countries. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. Our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Europe and Asia and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of December 31, 2025, consisted of approximately 70 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $53.5 million for the year ended December 31, 2024 to $58.4 million for the year ended December 31, 2025, representing an increase of 9%. Our net losses were $31.4 million and $34.3 million for the years ended December 31, 2024 and 2025, respectively. A significant component of our net loss in the years ended December 31, 2025 and 2024 was the change in fair value of warrant liabilities of $10.3 million and $21.4 million, respectively. Our total installed base of LLS and ALLY Systems was approximately 435 as of December 31, 2025.

Termination of Merger Agreement with Alcon

On March 23, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Alcon Research, LLC, or Alcon and VMI Option Merger Sub, Inc., or Merger Sub, which provided that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub would merge with and into the Company, which we refer to as the Merger, with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon.

On May 21, 2025, we and Alcon each received a request for additional information and documentary material from the FTC in connection with the FTC’s review of the Merger. Following its investigation, the FTC indicated its intention to seek to enjoin the Merger. On March 16, 2026, we entered into a Termination and Mutual Release Agreement, or the Termination Agreement, with Alcon and Merger Sub, pursuant to which the parties agreed to terminate the Merger Agreement, effective immediately. Pursuant to the Termination Agreement, Alcon agreed that we will retain the $10.0 million cash deposit provided to us and being held by us pursuant to the Merger Agreement. The parties also agreed to a mutual release of claims, relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby.

In connection with the Merger Agreement, we have incurred acquisition-related costs of approximately $17.1 million in the year ended December 31, 2025. Of the $17.1 million in acquisition-related costs incurred, $13.8 million is classified as accounts payable and $0.2 million is classified as accrued liabilities on the balance sheet at December 31, 2025. Certain amounts of these acquisition-related costs were contingent upon the successful closing of the Merger. During the three months ending March 31, 2026, the Company will reduce acquisition-related costs and accounts payable by approximately $4.3 million. Furthermore, during the three months ending March 31, 2026, $5.0 million of accounts payable will be reclassified from current to long-term based upon extended payment terms provided by our acquisition advisers.

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

Global economic uncertainty and other factors, including tariff policies, have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future, whether due to actual or uncertain impacts from increased tariffs or other trade barriers or other market volatility, may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

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

	Year Ended December 31,
(Dollars in thousands)	2025	2024
System	$12,129	$13,345
Recurring revenue:
Procedure	33,799	27,720
Lease	6,779	7,532
Service	5,728	4,897
Total recurring revenue	46,306	40,149
Total revenue	$58,435	$53,494
Recurring revenue %	79%	75%

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

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Based on the Company’s current analysis of the provisions, the Company determined that the tax law changes do not have a material impact on the Company’s 2025 financial statements. However, the Company will continue to evaluate their impact of such tax law changes on future periods.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Change from Prior
(Dollars in thousands)	2025	2024	Year %
Revenue:
Product	$45,928	$41,065	12%
Lease	6,779	7,532	(10)%
Service	5,728	4,897	17%
Total revenue	$58,435	$53,494	9%

Cost of revenue (excluding intangible amortization):
Product	$20,561	$18,254	13%
Lease	3,515	2,930	20%
Service	7,237	6,459	12%
Total cost of revenue	$31,313	$27,643	13%

Revenue

Total revenue for the year ended December 31, 2025 was $58.4 million, an increase of 9% when compared to total revenue of $53.5 million for the year ended December 31, 2024.

Product revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased by $4.9 million, or 12%. The increase was primarily attributable to increased procedure volume, which amounted to a $6.1 million increase, offset by lower Systems sales, which amounted to a $1.2 million decrease, during the year ended December 31, 2025. Placements of our Systems, especially outside the U.S., was negatively impacted by the twelve-month disruption we experienced while operating under the previously contemplated acquisition by Alcon. We expect to return to a more normal System placement cadence, but this may take several quarters.

The following table provides information about procedure volume:

	2025	2024	2023
Q1	52,347	39,486	31,600
Q2	52,100	42,203	35,349
Q3	46,811	42,231	32,649
Q4	54,756	45,586	37,414
Total procedure volume	206,014	169,506	137,012

Service revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased by $0.8 million. This increase was primarily attributable to the increased number of Systems placements.

Geographically, the United States represented 66% and 63% of product and service revenues for the years ended December 31, 2025 and 2024, respectively.

Lease revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 decreased by $0.8 million, or 10%, primarily due to decreased leased LLS. Lease revenue is generated by Systems placements, primarily in the United States.

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

Cost of Revenue

Total cost of revenue for the year ended December 31, 2025 was $31.3 million, an increase of 13% when compared to total cost of revenue of $27.6 million for the year ended December 31, 2024.

Cost of product revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased by $2.3 million, or 13%. The increase was primarily attributable to the number of Systems sales, which have a lower gross margin than procedure licenses.

We import certain raw materials for our ALLY System and PIDs from regions that have been impacted by the tariffs imposed by the U.S. government. Tariff policies have resulted in an overall increase in the cost of our products by at least 10% and had a negative impact to our gross profit margin.

Cost of service revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased by $0.8 million, or 12%. This increase was primarily attributable to the increased number of Systems placements.

Cost of lease revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased by $0.6 million, or 20%, primarily due to an increase in the number of newly leased Systems between the years, which have a higher depreciation cost than older and some fully depreciated leased Systems.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2025 were $45.2 million, an increase of $18.7 million, or 70%, compared to $26.5 million for the year ended December 31, 2024. General and administrative expenses increased in the year ended December 31, 2025 due to acquisition-related costs of approximately $17.1 million incurred in conjunction with the previously contemplated Merger with Alcon and increased selling and marketing expenses supporting the continued ALLY System growth in placements and procedures. We expect our selling and marketing expenses will continue to increase in the future to support the continued growth in ALLY System placements.

Research and Development. Research and development expenses were $5.6 million for the year ended December 31, 2025, an increase of $0.3 million, or 5%, compared to $5.3 million for the year ended December 31, 2024.

Amortization of Intangible Assets. Amortization of intangible assets was approximately $0.9 million for the year ended December 31, 2025, which was consistent with the year ended December 31, 2024.

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

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the year ended December 31, 2025 were $9.7 million as compared to $20.7 million for the year ended December 31, 2024. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net loss	$(34,280)	$(31,404)
Less: Interest income	(636)	(660)
Add: Depreciation expense	3,581	2,961
Add: Amortization expense	921	970
EBITDA	(30,414)	(28,133)
Add: Stock-based compensation expense	3,143	2,665
Add: Change in fair value of warrant liabilities	10,338	21,399
Add: Acquisition-related costs	17,141	—
Add: Impairment of intangible assets	—	3,729
Adjusted EBITDA	$208	$(340)

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, acquisition-related costs, and impairment of intangible assets, provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies, as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges and impairment of intangible assets is a non-cash charge that is not indicative of our core operating results and acquisition-related costs are not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the years ended December 31, 2025 and 2024, we had net losses of $34.3 million and $31.4 million, respectively, and, as of December 31, 2025, we had an accumulated deficit of $177.6 million. The change in fair value of warrant liabilities had a significant impact of $(10.3) million on net loss in the twelve months ended December 31, 2025, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of an increase in the Company’s stock price of approximately 34% during 2025. We expect to continue to incur losses and operating cash outflows for the near-term future. In addition, acquisition-related costs have been significant. As of December 31, 2025, $17.1 million in acquisition-related costs have been incurred, of which $13.8 million is classified as accounts payable and $0.2 million is classified as accrued liabilities on the balance sheet at December 31, 2025. Certain amounts of these acquisition-related costs were contingent upon the successful closing of the Merger. During the three months ending March 31, 2026, the Company will reduce acquisition-related costs and accounts payable by approximately $4.3 million. Furthermore, during the three months ending March 31, 2026, $5.0 million of accounts payable will be reclassified from current to long-term based upon extended payment terms provided by our acquisition advisers.

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

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System offset by a decrease in acquisition-related costs associated with the terminated Merger Agreement. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems, and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures, acquisition-related costs, recently enacted tariffs, and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. We have also experienced reduced activity by our distributors following the announcement of the Merger, and we have adjusted our purchasing and production to manage our inventory accordingly. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Annual Report.

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

On March 11, 2026, the Company entered into a Priority Credit Line Agreement (the “PCL Agreement”), by and between the Company and Wells Fargo Bank, N.A (“Wells Fargo”). The PCL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account. Based on the collateral value in the Collateral Account, the Company is permitted to borrow 90-95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement bear interest, at the Company’s election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account.

We expect our revenue and expenses to increase in connection with our on-going operating activities, particularly as we continue to execute on our growth strategy (including expansion of our sales and customer support teams, as well as increasing our fleet of equipment under lease). The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the commercialization of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the ongoing impact of global macroeconomic conditions, tariffs and other supply chain issues on our business; and the timing, scope and magnitude of our commercial and development activities.

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

Our ability to raise additional funds will depend on, among other factors, financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If the necessary funds are not available from these sources, we may have to delay, reduce or suspend the scope of our sales and marketing efforts, research and development activities, or other components of our operations. Any of these events could adversely affect our ability to achieve our business and financial goals or to achieve or maintain profitability and could have a material adverse effect on our business, financial condition and results of operations. Additionally, the extent and duration of the impact that global economic uncertainty may have on our stock price and on those of other companies in our industry is highly uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our common stock, our stock price may be more volatile, and our ability to raise capital could be impaired, which could in the future negatively affect our liquidity and financial position.

Our material contractual obligations and commercial commitments at December 31, 2025 primarily consist of $2.7 million in operating lease liabilities for our facility lease and $13.9 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 18 months. In addition, as of December 31, 2025, $17.1 million in acquisition-related costs have been incurred, of which $13.8 million is classified as accounts payable and $0.2 million is classified as accrued liabilities on the balance sheet at December 31, 2025. Certain amounts of these acquisition-related costs were contingent upon the successful closing of the Merger. During the three months ending March 31, 2026, the Company will reduce acquisition-related costs and accounts payable by approximately $4.3 million. Furthermore, during the three months ending March 31, 2026, $5.0 million of accounts payable will be reclassified from current to long-term based upon extended payment terms provided by our acquisition advisers.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our statements of cash flows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net cash used in operating activities	$(14,831)	$(2,275)
Net cash provided by (used in) investing activities	1,284	(2,161)
Net cash provided by financing activities	10,258	78
Net decrease in cash and cash equivalents	$(3,289)	$(4,358)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $14.8 million, consisting primarily of a net loss of $34.3 million and a decrease in net operating assets of $1.1 million, partially offset by non-cash charges of $18.3 million. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities. Net operating assets decreased due to inventories offset with accounts payable.

Net cash used in operating activities for the year ended December 31, 2024 was $2.3 million, consisting primarily of a net loss of $31.4 million and a decrease in net operating assets of $3.0 million, partially offset by non-cash charges of $32.2 million. Non-cash charges consisted of depreciation, amortization, impairment of intangible assets, stock-based compensation, and change in fair value of warrant liabilities. Net operating assets decreased due to accounts receivable and inventories offset with accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $1.3 million, which consisted primarily of purchases and maturities of investments.

Net cash used in investing activities for the year ended December 31, 2024 was $2.2 million, which consisted primarily of purchases and maturities of investments.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $10.3 million, consisting primarily of the acquisition-related deposit received from Alcon.

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

We were an emerging growth company through December 31, 2025 (the fiscal year-end following the fifth anniversary of the completion of the Spin-Off).

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our financial statements included elsewhere in this Annual Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $18.0 million as of December 31, 2025. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. In addition, we received a $10.0 million cash deposit associated with the Merger, which is included in our cash and investments and became our property in connection with the termination of the Merger Agreement. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2025.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of December 31, 2025, no customer accounted for more than 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

For so long as we qualify as a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the three months ended December 31, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2025.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

1.2	Sales Agreement, dated April 8, 2021 by and between LENSAR, Inc. and SVB Leerink LLC	Form S-3	333-255136	1.2	04/08/2021

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/02/2020

2.2+	Agreement and Plan of Merger, dated as of March 23, 2025, by and among LENSAR, Inc., Alcon Research, LLC, and VMI Option Merger Sub, Inc.	Form 8-K	001-39473	2.1	03/24/2025

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/02/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-Q	001-39473	3.2	11/07/2024

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	05/18/2023

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	09/14/2020

4.2	Description of Registered Securities	Form 10-K	001-39473	4.2	03/04/2024

4.3	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	05/18/2023

4.4	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	05/18/2023

4.5	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	05/18/2023

10.1+	Transition Services Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.1	10/02/2020

10.2	Tax Matters Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.2	10/02/2020

10.3#	2020 Incentive Award Plan	Form S-8	333-249323	10.1	10/05/2020

10.4#	Form of Restricted Stock Agreement pursuant to 2020 Incentive Award Plan	Form S-8	333-249323	10.2	10/05/2020

10.5#	Form of Stock Option Agreement pursuant to 2020 Incentive Award Plan	Form 10-K	001-39473	10.5	03/03/2022

10.6#	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	Form 10-K	001-39473	10.6	03/03/2022

10.7#	Form of Performance Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	Form 10-Q	001-39473	10.2	05/09/2024

10.8#	Form of Performance Restricted Stock Unit Agreement – Director Deferral pursuant to 2020 Incentive Award Plan	Form 10-Q	001-39473	10.3	05/09/2024

10.9#	2020 Employee Stock Purchase Plan	Form 10/A	001-39473	10.5	09/14/2020

10.10#	2024 Employment Inducement Incentive Award Plan	Form 8-K	001-39473	10.1	02/26/2024

10.11#	Form of Stock Option Agreement pursuant to 2024 Employment Inducement Incentive Award Plan	Form 8-K	001-39473	10.2	02/26/2024

10.12#	Form of Restricted Stock Unit Agreement pursuant to 2024 Employment Inducement Incentive Award Plan	Form 8-K	001-39473	10.3	02/26/2024

10.13#	Non-Employee Director Compensation Program, as amended	Form 10-Q	001-39473	10.1	05/09/2024

10.14#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Nicholas Curtis	Form 10	001-39473	10.6	08/26/2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.15#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Alan Connaughton	Form 10	001-39473	10.7	08/26/2020

10.16#	Employment Agreement, dated as of July 21, 2020, by and between LENSAR, Inc. and Thomas R. Staab II	Form 10	001-39473	10.8	08/26/2020

10.17#	Form of Indemnification Agreement between LENSAR, Inc. and its directors and officers	Form 10	001-39473	10.9	08/26/2020

10.18+	Industrial Real Estate Lease, dated as of July 30, 2010, by and between LENSAR, Inc. and Challenger-Discovery, LLC, as amended as of March 15, 2016, December 16, 2016, August 20, 2020, September 9, 2020, December 17, 2024, and September 29, 2025	Form 10-Q	001-39473	10.1	11/06/2025

10.19+	Securities Purchase Agreement, dated May 12, 2023, between LENSAR, Inc. and NR-GRI Partners, LP	Form 8-K	001-39473	10.1	05/15/2023

10.20	Form of Voting Agreement between NR-GRI Partners, LLP, and each of the executive officers and directors of LENSAR, Inc.	Form 8-K	001-39473	10.1	05/18/2023

10.21	Termination and Mutual Release Agreement, dated March 16, 2026, by and among Alcon Research LLC, VMI Option Merger Sub, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.1	03/17/2026

19.1	Insider Trading Compliance Policy	Form 10-K	001-39473	19.1	02/27/2025

21.1	Subsidiaries of the Registrant	Form 10-K	001-39473	21.1	03/12/2021

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Form 10-K	001-39473	97.1	03/04/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

LENSAR, Inc.

Date: March 31, 2026	By:	/s/ Nicholas T. Curtis
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026		/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nicholas T. Curtis	Chief Executive Officer and Director (principal executive officer)	March 31, 2026
Nicholas T. Curtis

/s/ Thomas R. Staab, II	Chief Financial Officer (principal financial officer)	March 31, 2026
Thomas R. Staab, II

/s/ Kendra W. Wong	Principal Accounting Officer (principal accounting officer)	March 31, 2026
Kendra W. Wong

/s/ William J. Link, Ph.D.	Chairperson of the Board of Directors	March 31, 2026
William J. Link, Ph.D.

/s/ Thomas B. Ellis	Director	March 31, 2026
Thomas B. Ellis

/s/ Todd B. Hammer	Director	March 31, 2026
Todd B. Hammer

/s/ Richard L. Lindstrom, M.D.	Director	March 31, 2026
Richard L. Lindstrom, M.D.

/s/ Elizabeth G. O’Farrell	Director	March 31, 2026
Elizabeth G. O’Farrell

/s/ Aimee S. Weisner	Director	March 31, 2026
Aimee S. Weisner

/s/ Gary M. Winer	Director	March 31, 2026
Gary M. Winer

LENSAR, Inc.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2025 and 2024 and for the Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LENSAR, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LENSAR, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and operating cash outflows since its inception and as of December 31, 2025. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 31, 2026

We have served as the Company's auditor since 2020.

LENSAR, Inc.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue
Product	$45,928	$41,065
Lease	6,779	7,532
Service	5,728	4,897
Total revenue	58,435	53,494
Cost of revenue (exclusive of amortization)
Product	20,561	18,254
Lease	3,515	2,930
Service	7,237	6,459
Total cost of revenue	31,313	27,643
Operating expenses
Selling, general and administrative expenses	45,157	26,488
Research and development expenses	5,622	5,329
Amortization of intangible assets	921	970
Impairment of intangible assets	—	3,729
Total operating expenses	51,700	36,516
Operating loss	(24,578)	(10,665)
Other (expense) income
Change in fair value of warrant liabilities	(10,338)	(21,399)
Other income, net	636	660
Net loss	(34,280)	(31,404)
Other comprehensive (loss) gain
Change in unrealized gain on investments	(2)	2
Net loss and comprehensive loss	$(34,282)	$(31,402)
Net loss per common share:
Basic and diluted	$(2.87)	$(2.73)
Weighted-average number of shares used in calculation of net loss per common share:
Basic and diluted	11,958	11,518

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$12,974	$16,263
Short-term investments	5,004	6,192
Accounts receivable, net of allowance of $62 and $105, respectively	6,377	6,085
Notes receivable, net of allowance of $6 and $8, respectively	295	395
Inventories	21,520	11,428
Prepaid and other current assets	601	1,616
Total current assets	46,771	41,979
Property and equipment, net	505	664
Equipment under lease, net	15,485	13,767
Notes and other receivables, long-term, net of allowance of $15 and $23, respectively	731	1,160
Intangible assets, net	5,191	6,112
Other assets	2,747	2,615
Total assets	$71,430	$66,297
Liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$18,982	$5,995
Accrued liabilities	7,771	6,807
Deferred revenue	3,074	1,677
Operating lease liabilities	747	524
Acquisition-related deposit	10,000	—
Total current liabilities	40,574	15,003
Long-term operating lease liabilities	1,988	2,090
Warrant liabilities	40,194	29,856
Other long-term liabilities	909	702
Total liabilities	83,665	47,651
Commitments and contingencies (Note 11)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at December 31, 2025 and 2024; 20 shares issued and outstanding at December 31, 2025 and 2024; aggregate liquidation preference of $20,000 at December 31, 2025 and 2024	13,784	13,784
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share, 9,980 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at December 31, 2025 and 2024; 11,993 and 11,654 shares issued and outstanding at December 31, 2025 and 2024, respectively	120	116
Additional paid-in capital	151,432	148,035
Accumulated other comprehensive income	4	6
Accumulated deficit	(177,575)	(143,295)
Total stockholders’ (deficit) equity	(26,019)	4,862
Total liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity	$71,430	$66,297

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(34,280)	$(31,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,581	2,961
Amortization of intangible assets	921	970
Impairment of intangible assets	—	3,729
Non-cash operating lease cost	541	539
Provision for expected credit losses	(53)	65
Write-down of inventory	—	94
Loss on disposal of property and equipment	58	—
Stock-based compensation expense	3,143	2,665
Change in fair value of warrant liabilities	10,338	21,399
Amortization on investments, net	(181)	(250)
Changes in operating assets and liabilities:
Accounts receivable	(211)	(2,189)
Notes receivable	500	87
Prepaid and other current assets	1,015	751
Inventories	(13,899)	(4,899)
Accounts payable	12,987	1,956
Accrued liabilities	(341)	1,219
Deferred revenue	1,610	675
Operating lease liabilities	(511)	(559)
Other	(49)	(84)
Net cash used in operating activities	(14,831)	(2,275)
Cash flows from investing activities
Purchase of property and equipment	(83)	(156)
Purchase of investments	(11,878)	(10,245)
Maturities of investments	13,245	8,240
Net cash provided by (used in) investing activities	1,284	(2,161)
Cash flows from financing activities
Proceeds from acquisition-related deposit	10,000	—
Proceeds from issuance of common stock under employee stock purchase plan	590	306
Proceeds from issuance of common stock through option exercises	93	58
Net settlement of stock-based compensation awards	(425)	(188)
Payment of accrued offering costs allocable to preferred stock	—	(98)
Net cash provided by financing activities	10,258	78
Net decrease in cash and cash equivalents	(3,289)	(4,358)
Cash and cash equivalents at beginning of the year	16,263	20,621
Cash and cash equivalents at end of the year	$12,974	$16,263

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENTS OF CASH FLOWS, continued

(In thousands)

	Year Ended December 31,
	2025	2024
Supplemental cash flow information
Cash paid for taxes	$42	$24
Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$5,114	$9,066

The accompanying notes are an integral part of these financial statements

LENSAR, Inc.

STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Series A
	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2023	20	$13,747	11,327	$113	$145,203	$(111,891)	$4	$33,429
Stock-based compensation under the 2020 Plan	—	—	—	—	2,665	—	—	2,665
Exercise of stock options under the Incentive Plans	—	—	16	—	58	—	—	58
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	197	2	(196)	—	—	(194)
Issuance of common stock under the 2020 ESPP	—	—	114	1	305	—	—	306
Series A Redeemable Convertible Preferred Stock offering costs accrual release	—	37	—	—	—	—	—	—
Net loss	—	—	—	—	—	(31,404)	—	(31,404)
Change in unrealized gain on investments	—	—	—	—	—	—	2	2
Balance as of December 31, 2024	20	13,784	11,654	116	148,035	(143,295)	6	4,862
Stock-based compensation under the 2020 Plan	—	—	—	—	3,143	—	—	3,143
Exercise of stock options under the Incentive Plans	—	—	17	1	92	—	—	93
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	246	2	(427)	—	—	(425)
Issuance of common stock under the 2020 ESPP	—	—	76	1	589	—	—	590
Net loss	—	—	—	—	—	(34,280)	—	(34,280)
Change in unrealized gain on investments	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2025	20	$13,784	11,993	$120	$151,432	$(177,575)	$4	$(26,019)

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

On March 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alcon Research, LLC (“Alcon”) and VMI Option Merger Sub, Inc. (“Merger Sub”), which provided that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub would merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon. The Merger Agreement was terminated by the parties on March 16, 2026; for further information see Note 18, Subsequent Events.

The Company received a $10,000 cash deposit towards the aggregate cash consideration (the “Merger Deposit”), which is classified as a current liability on the balance sheet at December 31, 2025. As of such date, the Merger Deposit was considered the property of Alcon in accordance with the terms of the Merger Agreement. For further information on the impact of the termination of the Merger Agreement on the Merger Deposit, see Note 18, Subsequent Events. Refer to “Acquisition-Related Costs” in Note 2, Summary of Significant Accounting Policies, for information regarding acquisition-related costs.

The Company has incurred recurring losses and operating cash outflows since its inception and as of December 31, 2025 had an accumulated deficit of $177,575. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures, related macroeconomic conditions, and tariffs may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash, cash equivalents, and investments on hand, together with cash generated from the future sale and lease of products, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. The U.S. government has recently implemented significant changes in U.S. trade policy and taken certain actions that have impacted the Company’s business, including imposing tariffs on certain goods imported into the United States, and we have seen a resulting negative impact on our gross profit margin, as we have not passed on these additional costs to our customers. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for the Company’s products in these regions, as well as negatively impact the Company’s gross profit margin. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels. The Company’s liquidity needs will be largely determined by the

Company’s ability to continue to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

Intangible Assets

Intangible assets with finite useful lives consist primarily of acquired product rights, acquired technology, and customer relationships. Acquired product rights and acquired technology are amortized on a straight-line basis over their estimated useful lives of 15 to 20 years. Customer relationships are amortized on a straight-line basis or a double declining basis over their estimated useful lives up to 20 years, based on the method that better represents the economic benefits to be obtained. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. During the year ended December 31, 2024, the Company recorded an impairment for intangible assets, see Note 8, Intangible Assets, for more details. The Company did not record any impairment of its intangible assets for the year ended December 31, 2025.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product revenue. Shipping and handling costs for the years ended December 31, 2025 and 2024 were $313 and $337, respectively.

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

Concentrations of Customers

For the year ended December 31, 2025, one customer accounted for 13% of the Company’s revenue and no customers accounted for 10% or more of the Company’s accounts receivable, net as of December 31, 2025. For the year ended December 31, 2024, one customer accounted for 14% of the Company’s revenue and 12% of the Company’s accounts receivable, net as of December 31, 2024.

Acquisition-Related Costs

Acquisition-related costs of $17,141, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to and incurred in association with the Merger Agreement with Alcon, are expensed as incurred and included within selling, general and administrative expenses in the statements of operations and comprehensive loss for the year ended December 31, 2025. Of the $17,141 in acquisition-related costs incurred, $13,806 is classified as accounts payable and $180 is classified as accrued liabilities on the balance sheet at December 31, 2025. Certain amounts of these acquisition-related costs were contingent upon the successful closing of the Merger, see Note 18, Subsequent Events.

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

In June 2023, the Company entered into an international distribution agreement in India with a company owned by an employee at that time. The Company established the distributor relationship to gain regulatory and operational efficiencies, as well as to establish consistent operations with all other international markets where it conducts business. During the year ended December 31, 2023, the Company began transitioning transactions with customers in India to the distributor. The Company recognized $290 in product revenue, $301 in cost of product sales, and $119 in selling, general and administrative expenses for the year ended December 31, 2024 associated with its Indian operations. There were no amounts due from, or due to, the distributor at December 31, 2024. The related party relationship ended on April 1, 2024.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs includes design and production costs, including website development, written media campaigns, and other items. Advertising costs of $727 and $580 were expensed during the years ended December 31, 2025 and 2024, respectively.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), an aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of the Company’s stock that exceeds 50 percentage points (by value) over a rolling three-year period (a “Section 382 ownership change”) may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. The Company completed a Section 382 ownership change analysis through its taxable year ended December 31, 2023 and determined that, during the second quarter of 2023, the Company experienced a Section 382 ownership change in connection with the Private Placement of Series A Redeemable Convertible Preferred Stock (the “Private Placement”), triggering the application of Section 382 of the Code. Refer to Note 12, Redeemable Convertible Preferred Stock, for more details related to the Private Placement. The Company has not completed a detailed analysis to determine whether any subsequent Section 382 ownership changes have occurred and thus whether additional limitations have been triggered under Sections 382 and 383 of the Code since December 31, 2023. The Company has computed and applied limitations of tax deductions in the income tax provision computation in each year since the Section 382 ownership change was applicable; however, these limitations do not have a material impact on the financial statements.

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

In determining whether a transaction should be classified as a sales-type or operating lease, the Company considers the following criteria at lease commencement: (1) whether title of the system transfers automatically or for a nominal fee by the end of the lease term, (2) whether the present value of the minimum lease payments equals or exceeds substantially all of the fair value of the leased system, (3) whether the lease term is for the major part of the remaining economic life of the leased system, (4) whether the lease grants the lessee an option to purchase the leased system that the lessee is reasonably certain to exercise, and (5) whether the underlying system is of such a specialized nature that it is expected to have no alternative use to the Company at the end of the lease term. If any of these criteria are met, the lease is classified as a sales-type lease. If none of these criteria are met the lease is classified as an operating lease. For the years ended December 31, 2025 and 2024, the Company does not have any sales-type leases.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
United States	$34,313	$28,907
Europe	8,427	10,157
Asia (excluding South Korea)	8,020	5,487
South Korea	658	848
Other	238	563
Total[1]	$51,656	$45,962

1 The table above does not include lease revenue of $6,779 and $7,532 for the years ended December 31, 2025 and 2024, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

		As of December 31,
	Classification	2025	2024
Accounts receivable, current	Accounts receivable, net	$6,377	$6,085
Accounts receivable, long-term	Notes and other receivables, long-term, net	$—	$38
Notes receivable, current	Notes receivable, net	$295	$395
Notes receivable, long-term	Notes and other receivables, long-term, net	$731	$1,122
Contract asset, current	Prepaid and other current assets	$—	$236
Contract liability, current	Deferred revenue	$479	$—
Deferred revenue, current	Deferred revenue	$2,595	$1,677
Deferred revenue, non-current	Other long-term liabilities	$910	$696

Accounts Receivable, Net—Accounts receivable, net, include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value and are classified as current or noncurrent based on the timing of when the Company expects to receive payment. Most customers are on pre-paid or 30-day payment terms, depending on the product purchased. The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer credit worthiness, historical payment experience, the age of outstanding receivables, collateral to the extent applicable and reflects the possible impact of current conditions and reasonable forecasts not already reflected in historical loss information.

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2023	$62
Change in provision for credit losses	43
Write-offs	—
Accounts receivable, allowance for credit losses as of December 31, 2024	105
Change in provision for credit losses	(43)
Write-offs	—
Accounts receivable, allowance for credit losses as of December 31, 2025	$62

Notes Receivable, Net—Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the years ended December 31, 2025 and 2024 of $91 and $103 in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2023	$33
Change in provision for credit losses	(2)
Write-offs	—
Notes receivable, allowance for credit losses as of December 31, 2024	31
Change in provision for credit losses	(10)
Write-offs	—
Notes receivable, allowance for credit losses as of December 31, 2025	$21

Maturities of notes receivable, net under extended payment terms with a significant financing component as of December 31, 2025 are as follows:

Fiscal Year	Amount
2026	$354
2027	332
2028	222
2029	125
2030	125
Thereafter	36
Total undiscounted cash flows	1,194
Present value of notes receivable	1,047
Difference between undiscounted and discounted cash flows	$147

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's balance sheets.

The following table provides information about contract assets from contracts with customers:

Amount
Contract assets at December 31, 2023	$982
Contract assets recognized	1,037
Payments received	(1,595)
Write-offs due to contract modifications	(188)
Contract assets at December 31, 2024	236
Contract assets recognized	1,318
Payments received	(1,445)
Write-offs due to contract modifications	(109)
Contract assets at December 31, 2025	$—

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

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Contract liabilities at December 31, 2023	$1,919
Billings not yet recognized as revenue	2,055
Beginning contract liabilities recognized as revenue	(1,387)
Impairment[1]	(214)
Contract liabilities at December 31, 2024	2,373
Billings not yet recognized as revenue	3,112
Beginning contract liabilities recognized as revenue	(1,501)
Contract liabilities at December 31, 2025	$3,984

1 The Company wrote off certain contract liabilities associated with intangible assets that were determined to be impaired during the year ended December 31, 2024. Refer to Note 8, Intangible Assets.

Transaction Price Allocated to Future Performance Obligations

At December 31, 2025, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $46,649. The Company expects to satisfy its remaining performance obligations over the next five years, with $15,676 to be satisfied in the next twelve months, $12,811 to be satisfied in the next two years, $9,765 to be satisfied in the next three years, $6,295 to be satisfied in the next four years, and $2,102 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Costs to Obtain Contracts

The following table provides information about the costs to obtain contracts associated with contracts with customers for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Beginning balance	$165	$35
Additions	937	701
Amortization	(857)	(571)
Ending balance	$245	$165

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

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,850	$—	$—	$7,850
U.S. government securities	5,004	—	—	5,004
Total assets	$12,854	$—	$—	$12,854

Liabilities
Warrant derivative liabilities	$—	$—	$40,194	$40,194
Total liabilities	$—	$—	$40,194	$40,194

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,631	$—	$—	$6,631
U.S. treasury bills	3,451	—	—	3,451
Certificates of deposit	247	—	—	247
U.S. government securities	2,494	—	—	2,494
Total assets	$12,823	$—	$—	$12,823

Liabilities
Warrant derivative liabilities	$—	$—	$29,856	$29,856
Total liabilities	$—	$—	$29,856	$29,856

There were no transfers between fair value hierarchy levels during the years ended December 31, 2025 and 2024.

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$7,850	$—	$—	$7,850
Short-term investments
U.S. government securities	5,000	4	—	5,004
Total	$12,850	$4	$—	$12,854

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$6,631	$—	$—	$6,631
Short-term investments
U.S. treasury bills	3,449	2	—	3,451
Certificates of deposit	245	2	—	247
U.S. government securities	2,492	2	—	2,494
Total	$12,817	$6	$—	$12,823

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the year ended December 31, 2025 is set forth below:

	Fair Value at		Fair Value at
	December 31,	Change in	December 31,
	2024	Fair Value	2025
Series A Warrant	$15,351	$5,284	$20,635
Series B Warrant	14,505	5,054	19,559
Total warrant liabilities	$29,856	$10,338	$40,194

Note 5. Inventories

Inventory balances were as follows:

	As of December 31,
	2025	2024
Finished Goods	$4,622	$2,936
Work-in-process	4,153	1,292
Raw Materials	12,745	7,200
Total	$21,520	$11,428

Write downs of inventories to net realizable value amounted to $0 and $94 for the years ended December 31, 2025 and 2024, respectively.

Note 6. Leases

Lessee Arrangements

The Company has an operating lease for its corporate office. In September 2025, the Company amended the lease to clarify the timing of access and rent payments for additional space in the building. The lease amendment constituted a modification as it changed the amount and timing of the consideration, which required evaluation of the remeasurement of the lease liability and corresponding right-of-use-asset. The reassessment resulted in continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the payment terms and the incremental borrowing rate at the effective date of modification of 10%. The Company previously concluded the lease of additional space was treated as a separate lease and recorded when access to the new space was granted, which was September 2025. The Company’s operating lease has a remaining lease term of 3.4 years as of December 31, 2025. The Company also has an operating lease for office equipment.

The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$633	$577
Short-term lease cost	78	69
Total lease cost	$711	$646

Supplemental cash flow information related to leases, including the lease modification, is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$591	$575
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	$631	$863

The following table presents the lease balances within the balance sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases:

		As of December 31,
Operating Leases	Classification	2025	2024
Operating lease ROU assets	Other assets	$2,556	$2,466

Operating lease liabilities, current	Operating lease liabilities	$747	$524
Operating lease liabilities, long-term	Long-term operating lease liabilities	1,988	2,090
Total operating lease liabilities		$2,735	$2,614

Weighted-average remaining lease term		3.4 years	4.4 years
Weighted-average discount rate		10.00%	10.00%

Maturities of operating lease liabilities as of December 31, 2025 are as follows:

Fiscal Year	Amount
2026	$766
2027	819
2028	835
2029	353
Total operating lease payments	2,773
Less: imputed interest	(38)
Total operating lease liabilities	$2,735

Lessor Arrangements

The Company has operating leases for LLS and ALLY Systems, which occur primarily in the United States. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the years ended December 31, 2025 and 2024 was as follows:

	Year ended December 31,
	2025	2024
Lease revenue	$6,779	$7,532

Equipment under lease is as follows:

	As of December 31,
	2025	2024
Equipment under lease	$28,535	$25,410
Less accumulated depreciation	(13,050)	(11,643)
Equipment under lease, net	$15,485	$13,767

Depreciation expense on equipment under lease amounted to $3,433 and $2,776 for the years ended December 31, 2025 and 2024, respectively.

Maturities of operating lease payments as of December 31, 2025 are as follows:

Fiscal Year	Amount
2026	$3,188
2027	2,731
2028	1,774
2029	1,078
2030	165
Total undiscounted cash flows	$8,936

Note 7. Property and Equipment

The following table provides details of property and equipment, net:

	As of December 31,
	2025	2024
Leasehold improvements	$112	$112
Manufacturing equipment	1,318	1,016
System and laser	804	1,097
Software	322	331
Other	182	200
Total	2,738	2,756
Less accumulated depreciation	(2,233)	(2,385)
Construction in progress	—	293
Property and equipment, net	$505	$664

Depreciation expense on property and equipment amounted to $148 and $185 for the years ended December 31, 2025 and 2024, respectively.

Note 8. Intangible Assets

The components of intangible assets were as follows:

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(2,985)	$1,307	$4,292	$(2,678)	$—	$1,614
Acquired technology [1,3,4,5]	9,200	(5,316)	3,884	13,900	(5,459)	(3,943)	4,498
Acquired trademarks [1]	570	(570)	—	570	(570)	—	—
	$14,062	$(8,871)	$5,191	$18,762	$(8,707)	$(3,943)	$6,112

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

Amortization expense for the years ended December 31, 2025 and 2024 was $921 and $970, respectively.

Based on the intangible assets recorded at December 31, 2025, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
2026	$911
2027	902
2028	694
2029	690
2030	690
Thereafter	1,304
Total remaining estimated amortization expense	$5,191

Note 9. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2025	2024
Compensation	$5,050	$5,002
Inventory	1,305	—
Professional services	415	776
Warranty	238	432
Acquisition-related costs	180	—
Other	583	597
Total	$7,771	$6,807

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.5%	4.3%
Expected term (years)	2.4	3.4
Expected volatility	61%	61%
Dividends	0.0%	0.0%

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

Note 11. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $13,896 over the next 18 months. The Company expects to meet these requirements.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the terminated Merger Agreement and in the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. There were no provisions for legal liabilities at December 31, 2025 or 2024.

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

Note 13. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the years ended December 31, 2025 and 2024.

Note 14. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of December 31, 2025, the Company has reserved a total of 6,133 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2023	294	—
Authorized	566	100
Granted/Awarded	(631)	(18)
Cancelled	248	2
Balance at December 31, 2024	477	84
Authorized	583	—
Granted/Awarded	(450)	(9)
Cancelled	74	6
Balance at December 31, 2025	684	81

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

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,974	$5.31	8.0	$429
Options granted	49	$4.39
Options exercised	(16)	$3.75
Options cancelled	(162)	$6.15
Outstanding at December 31, 2024	1,845	$5.22	7.3	$6,859
Options granted	4	$10.96
Options exercised	(17)	$5.41
Options cancelled	(23)	$5.66
Outstanding at December 31, 2025	1,809	$5.23	6.4	$11,587

Vested and expected to vest at December 31, 2025	1,809	$5.23	6.4	$11,587
Vested and exercisable at December 31, 2025	1,657	$5.40	6.3	$10,326

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $6.58 and $2.56, respectively. The total fair value of options vested during the years ended December 31, 2025 and 2024 was approximately $837 and $1,531, respectively. Total unrecognized compensation expense of $234 related to stock options will be recognized over a weighted average period of 1.1 years.

The following table summarizes information about stock options outstanding and vested as of December 31, 2025:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	326	7.0	$2.66	234	$2.66
$3.23	422	7.4	$3.23	395	$3.23
$3.27 - $5.95	40	8.0	$4.23	20	$4.27
$6.04	390	6.0	$6.04	382	$6.04
$6.07 - $13.48	631	5.5	$7.45	626	$7.44
	1,809	6.4	$5.23	1,657	$5.40

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of employee and non-employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee and non-employee stock options was estimated using the following assumptions for the years ended December 31, 2025 and 2024:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.0 - 4.4%	3.6 - 4.6%
Expected term (years)	6	6
Expected volatility	61%	58 - 61%
Dividends	0.0%	0.0%

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

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted- average grant- date fair value per share
Non-vested at December 31, 2023	483	$3.04
Granted	600	$3.23
Vested	(239)	$3.04
Cancelled	(47)	$2.74
Non-vested at December 31, 2024	797	$3.20
Granted	455	$10.66
Vested	(293)	$3.17
Cancelled	(10)	$9.02
Non-vested at December 31, 2025	949	$6.72

The total fair value of restricted stock units vested during the year ended December 31, 2025 and 2024 was $1,286 and $723, respectively. At December 31, 2025, there was approximately $4,225 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of December 31, 2025, the Company has reserved 681 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

As of December 31, 2025, 494 shares of common stock have been issued to employees participating in the 2020 ESPP and 187 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s statements of operations:

	Year Ended December 31,
	2025	2024
Revenue—product	$25	$8
Cost of revenue—product	212	215
Cost of revenue—service	192	128
Selling, general and administrative expenses	2,397	1,983
Research and development expenses	317	331
Total	$3,143	$2,665

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
2026	$1,880
2027	1,338
2028	1,102
2029	139
Total unrecognized stock-based compensation expense	$4,459

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at December 31, 2025 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 15. Income Taxes

For financial reporting purposes, loss before income taxes includes the following components:

	Years Ended December 31,
	2025	2024
United States	$(34,280)	$(31,404)
Foreign	—	—
Total	$(34,280)	$(31,404)

The provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

Year Ended December 31,
	2025	2024
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred income tax (benefit)
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total provision	$—	$—

The Company has elected to prospectively adopt ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) during the year ended December 31, 2025. A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statements of operations in accordance with ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(7,199)	21.00%
State and local income taxes, net of federal income tax effect	—	0.00%
Foreign tax effects	—	0.00%
Effect of changes in tax laws or rates enacted in the current period	—	0.00%
Effect of cross-border tax laws	—	0.00%
Tax credits	—	0.00%
Change in valuation allowance	5,112	(14.92)%
Nontaxable or nondeductible items
Change in fair value of warrant liabilities	2,171	(6.33)%
Other	(84)	0.25%
Changes in unrecognized tax benefits	—	0.00%
Other	—	0.00%
Effective tax rate	$—	(0.00)%

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statements of operations in accordance with guidance prior to ASU 2023-09 is as follows:

Year Ended December 31,
2024
Tax at U.S. statutory rate on income before income taxes	$(6,595)
Change in valuation allowance	2,404
State taxes	(503)
Section 162(m)	69
Stock-based compensation	93
Deferred adjustment	—
Warrant expense	4,494
Other	38
Total	$—

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

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$5,888	$2,686
Net operating loss carryforwards - Section 382 limited	7,138	6,686
Intangible assets	5,667	6,155
Capitalization of research and experimentation expenses	2,392	3,514
Stock-based compensation	1,185	950
Acquisition-related costs	4,213	—
Other	1,650	1,646
Total deferred tax assets	28,133	21,637
Valuation allowance	(26,142)	(20,275)
Total deferred tax assets, net of valuation allowance	1,991	1,362
Deferred tax liabilities:
Section 481(a) adjustment	(671)	(678)
Other	(1,320)	(684)
Total deferred tax liabilities	(1,991)	(1,362)
Net deferred tax assets	$—	$—

Income taxes paid, net of refunds received were not material for the year ended December 31, 2025.

The deferred tax assets associated with net operating losses included in the table above for the years ended December 31, 2025 and 2024 reflect the net operating losses the Company generated in previous years’ federal and state income tax returns in addition to losses the Company expects to generate on its federal and state income tax returns.

As of December 31, 2025 and 2024, the Company maintained U.S. federal net operating loss carryforwards of $52,559 and $37,673, respectively. As of December 31, 2025 and 2024, the Company also maintained state net operating loss carryforwards of $36,052 and $26,204, respectively. The U.S. federal net operating losses generated during years ended December 31, 2025 and 2024 (and not Code Section 382 limited; see below) may only be utilized to offset 80% of taxable income annually and may be carried forward indefinitely. Certain of the state net operating loss carryforwards generated will begin expiring in the year 2028, if not utilized.

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

As of December 31, 2025, the Company determined that it continued to be more likely than not that certain deferred tax assets would not be realized in the near future and maintained a $26,142 valuation allowance against deferred tax assets. The net change in total valuation allowance between the years ended December 31, 2025 and 2024 was an increase of $5,867 and the net change between the years ended December 31, 2024 and 2023 was an increase of $2,404. The Company’s determination was based on its review and analysis of all the available evidence as of the balance sheet date, both positive and negative.

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2025 and 2024, the Company did not record a reserve for uncertain tax positions.

The Company’s income tax returns for periods separate from the consolidation with PDL are subject to examination by U.S. federal, state and local tax authorities for tax years 2021 forward. The Company's separate state and local tax returns are generally not subject to examination by authorities for tax years prior to 2017; however, as we utilize our net operating loss carryforwards, prior years can be subject to examination from 2012 forward. The Company is not currently under examination in any significant tax jurisdictions. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $0 as of December 31, 2025 and 2024.

The 2017 Tax Cuts and Jobs Act required taxpayers to capitalize research and experimental (“R&E”) expenditures effective for taxable years beginning after December 31, 2021. R&E expenditures attributable to U.S.-based research were required to be amortized over a period of 5 years and R&E expenditures attributable to research conducted outside of the U.S. were required to be amortized over a period of 15 years. On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act”) which generally allows taxpayers to (i) immediately deduct R&E expenditures attributable to U.S.-based research paid or incurred in taxable years beginning after December 31, 2024 and (ii) elect to accelerate, over a period of one or two years, any unamortized R&E expenditures attributable to U.S.-based research incurred in taxable years beginning after December 31, 2021 and before January 1, 2025. These tax law changes have not had a material impact on the financial statements.

Note 16. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations:

	Year Ended December 31,
	2025	2024
Net loss attributable to common stockholders	$(34,280)	$(31,404)
Weighted average number of shares of common stock	11,958	11,518
Basic and diluted net loss per share	$(2.87)	$(2.73)

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

As the Company has reported a net loss for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for those periods. The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the periods presented because their effect was anti-dilutive:

	Year Ended December 31,
	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants and Series B Warrants	4,367	4,367
Restricted stock units	949	797
Outstanding stock options	1,809	1,845

The anti-dilutive weighted-average shares excluded from the diluted loss per share calculations were:

	Year Ended December 31,
	2025	2024
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants	1,748	1,073
Series B Warrants	1,639	795
Restricted stock units	500	394
Outstanding stock options	1,000	1,260
Total	12,827	11,462

Note 17. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net loss to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total consolidated assets. As of December 31, 2025 and 2024, 99% and 98% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net loss is below:

	Year Ended December 31,
	2025	2024
Revenue	$58,435	$53,494
Less:
Personnel expense	27,416	25,056
Other cost of revenue[1]	17,703	16,028
Other research and development expense[1]	1,530	1,244
Other sales and marketing expense[1]	5,052	4,492
Other general and administrative expense[1]	6,551	7,022
Stock-based compensation expense	3,118	2,657
Change in fair value of warrant liabilities	10,338	21,399
Acquisition-related costs	17,141	—
Impairment of intangible assets	—	3,729
Depreciation expense	3,581	2,961
Amortization expense	921	970
Other income, net	(636)	(660)
Net loss	$(34,280)	$(31,404)

1 The Company deducts personnel expense, stock-based compensation expense, depreciation expense, and amortization expense from GAAP expenses to arrive at other costs and expenses.

Note 18. Subsequent Events

Supreme Court Tariff Ruling

In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time the Company cannot reasonably estimate the total financial impact of this ruling, however it, and any additional tariffs, may materially affect the Company’s future results of operations and cash flows.

Priority Credit Line Agreement

In March 2026, the Company entered into a Priority Credit Line Agreement (the “PCL Agreement”) with Wells Fargo Bank, N.A (“Wells Fargo”). The PCL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo (the “Collateral Account”). Based on the collateral value in the Collateral Account, the Company is permitted to borrow 90-95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement bear interest, at the Company’s election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account.

Termination of Merger Agreement

On March 16, 2026, the Company entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) with Alcon and Merger Sub, pursuant to which the parties agreed that the Merger Agreement was terminated, effective immediately. Pursuant to the Termination Agreement, Alcon agreed that the Company will retain the Merger Deposit of $10,000, which is classified as a current liability on the balance sheet at December 31, 2025. The parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby. The Merger Deposit will be recorded as Other Income for the three months ending March 31, 2026. At December 31, 2025, the Company had incurred acquisition-related costs of approximately $17,141, of which $13,806 was classified as accounts payable and $180 was classified as accrued liabilities on the balance sheet at December 31, 2025. Certain amounts of these acquisition-related costs were contingent upon the successful closing of the Merger. During the three months ending March 31, 2026, the Company will reduce acquisition-related costs and accounts payable by approximately $4,300. Furthermore, during the three months ending March 31, 2026, $5,000 of accounts payable will be reclassified from current to long-term based upon extended payment terms provided by the Company’s acquisition advisers.