Form 10-K/A
period 2025-12-31
LENSAR, Inc.
filed 2026-04-30
CIK 1320350

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

As of June 30, 2025, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $113.3 million. As of April 28, 2026, there were 12,104,328 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

On March 31, 2026, LENSAR, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case, filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the Company’s fiscal year.

We no longer expect that the definitive proxy statement for our 2026 annual meeting of stockholders will be filed within 120 days of December 31, 2025. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The table below identifies and sets forth certain biographical and other information regarding our directors as of April 30, 2026.

Name	Age	Director Since	Current Position with LENSAR	Class
Nicholas T. Curtis	70	2012	Chief Executive Officer and Director	II
Thomas B. Ellis	56	2023	Director	III
Todd B. Hammer	58	2023	Director	II
Richard L. Lindstrom, MD	78	2018	Director	III
William J. Link, PhD	79	2017	Chairperson	III
Elizabeth G. O'Farrell	62	2021	Director	I
Aimee S. Weisner	57	2021	Director	II
Gary M. Winer	66	2018	Director	I

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

Thomas B. Ellis has served as a member of our Board of Directors since May 2023. Mr. Ellis has served as a Co-Managing Member at North Run, a public security investment firm, since December 2002. Prior to co-founding North Run in 2002, Mr. Ellis was a Principal at Berkshire Partners, LLC, a private equity firm, an Analyst at MHR Fund Management, a hedge fund and distressed debt fund, and an Associate in the Investment Banking Division of Goldman, Sachs & Co. Mr. Ellis has served on the board of directors of Guerilla RF, Inc. (OTCQX:GUER) (“Guerilla RF”) since August 2024, on the board of directors of LightPath Technologies, Inc. (Nasdaq: LPTH) since February 2025 and on the board of directors of Creative Realities, Inc. (Nasdaq: CREX) since November 2025. Mr. Ellis received an A.B. degree from Princeton University and a J.D. degree from Harvard Law School. We believe Mr. Ellis is qualified to serve as a member of our Board of Directors due to his background in finance and his extensive experience investing in and working with companies.

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

William J. Link, PhD, has served as a member and chairperson of our Board of Directors since November 2017. Dr. Link is the co-founder of two healthcare investment firms: in 2016 Dr. Link co-founded and is Managing Partner of Flying L Partners, and Dr. Link is a co-founder and a Managing Director of Versant Ventures Management LLC, or Versant Ventures, which was founded in 1999. Dr. Link has also been a general partner at Brentwood Venture Capital, a venture capital firm and private equity company, since March 1998. Previously, Dr. Link served as founder, chairman, and chief executive officer of Chiron Vision Corporation, an ophthalmic medical device company which was sold to Bausch & Lomb, Inc. in 1997. Before his time with Chiron Vision Corporation, Dr. Link founded and served as president of American Medical Optics, or AMO, a division of American Hospital Supply Corporation, which was sold to Allergan in 1986. Later, he served on the board of directors of AMO’s successor company, Advanced Medical Optics, which was acquired by Abbott in 2009. Before entering the healthcare industry, Dr. Link was an assistant professor in the Department of Surgery at the Indiana University School of Medicine. Dr. Link also serves on the board of directors of several private companies and two public companies, RxSight, Inc. (Nasdaq: RXST) since 2016 and Tarsus Pharmaceuticals, Inc. (Nasdaq: TARS) since 2017 . Dr. Link previously served on the board of directors of Second Sight Medical Products (Nasdaq: EYES) from 2003 until May 2020, Edwards Lifesciences Corp. (NYSE: EW) from May 2009 until May 2021, Glaukos Corporation (NYSE: GKOS) from June 2001 to December 2021, and Oyster Point Pharma, Inc. (Nasdaq: OYST) from July 2015 until March 2022. Dr. Link received a B.S., an M.S. and a Ph.D. in mechanical engineering from Purdue University. We believe Dr. Link is qualified to serve as chairperson of our Board of Directors due to his extensive experience as a founder of multiple healthcare-related companies, his medical background, and his experience serving on the board of directors of other companies.

Elizabeth G. O’Farrell has served as a member of our Board of Directors since February 2021. Ms. O’Farrell previously served 24 years with Eli Lilly and Company, or Eli Lilly, a pharmaceutical company, most recently as chief procurement officer and head of global shared services from January 2012 to December 2017, until her retirement. At Eli Lilly, she advanced through various executive management positions, including senior vice president, policy and finance; senior vice president, finance; chief financial officer, Lilly USA; chief financial officer, Lilly Canada; and general auditor. Before joining Eli Lilly, Ms. O’Farrell was an accountant with Boise Cascade Office Products and auditor at Whipple & Company and Price Waterhouse, LLP. Currently, she serves on the board of directors of SpyGlass Pharma, Inc. (Nasdaq: SPG), since August 2025; Genmab A/S (Nasdaq: GMAB), since March 2022; Geron Corporation (Nasdaq: GERN), since March 2019; and PDL BioPharma, Inc., since June 2018 and also serves as the chairperson of the PDL BioPharma, Inc. Board. Additionally, Ms. O’Farrell previously served on the board of directors for Inhibikase Therapeutics, Inc. (Nasdaq: IKT) from April 2019 to September 2022. Ms. O’Farrell also served as a board member of the YMCA of Greater Indianapolis from 2006 until 2017, including as its chairperson from 2014 to 2016. Ms. O’Farrell holds a B.S. in accounting with honors and an M.B.A. in management information systems, both from Indiana University. We believe Ms. O’Farrell is qualified to serve as a member of our Board of Directors because of her extensive experience as a senior executive of a major pharmaceutical company with global operations and significant financial experience.

Aimee S. Weisner has served on our Board of Directors since February 2021. Ms. Weisner is also a current member of the Board of Directors for Glaukos Corporation (NYSE: GKOS), an ophthalmic medical technology and pharmaceutical company, where she has served as a Director since July 2014. Ms. Weisner previously served on the Board of Directors of STAAR Surgical Company (Nasdaq: STAA), a leading developer, manufacturer and marketer of implantable lenses for the eye, from June 2022 to June 2025, and Oyster Point Pharma, Inc. (Nasdaq: OYST), a biopharmaceutical company focused on therapies to treat ocular surface diseases, from October 2019 until its acquisition in January 2023. Ms. Weisner was corporate vice president, general counsel of Edwards Lifesciences Corporation from January 2011 until her retirement in July 2019. From May 2009 to December 2010, she was engaged in private practice and served as legal advisor to public pharmaceutical and medical device companies located in Southern California. Prior to this, from June 2002 to May 2009, Ms. Weisner served in a number of positions at Advanced Medical Optics, Inc. (acquired by Abbott Laboratories), including executive vice president, administration and secretary. From January 1998 to June 2002, Ms. Weisner served in a number of positions at Allergan, Inc., including vice president, assistant general counsel and assistant secretary. Ms. Weisner holds a B.A. from California State University, Fullerton, and a J.D. from Loyola Law School, Los Angeles, and began her legal career as an associate at the law firm of O’Melveny & Myers LLP. We believe Ms. Weisner is qualified to serve on our Board of Directors because of her extensive in-house legal and compliance experience with different medical device companies, including an in-depth understanding of regulatory and reimbursement issues, intellectual property, corporate governance, risk management, corporate transactions, human resources, and internal audit.

Gary M. Winer has served as a member of our Board of Directors since April 2018. Since January 2015, Mr. Winer has served as a consultant for DRC Health Care Advisors, an organization that serves companies in the biopharma, medical device and diagnostic health sectors. From April 2019 until the acquisition of the company in September 2021, Mr. Winer served as the president and chief executive officer of ORGENTEC Diagnostika GmbH, a specialty manufacturer of autoimmune and infectious disease diagnostic tests. After AbbVie, Inc., or AbbVie, separated from Abbott Laboratories, or Abbott, in January 2013, Mr. Winer served as AbbVie Japan’s chief executive officer until March 2014. Prior to the AbbVie spin off, Mr. Winer served as corporate vice president and president of Abbott Japan, and prior to that held positions as divisional vice president for Abbott’s U.S. Commercial Operations, and as divisional vice president for Abbott’s Latin America and Canada business unit. For over 25 years, Mr. Winer has been proving his leadership abilities in the healthcare and biopharmaceutical industry on an international platform that includes such notable markets in the United States, Europe, Latin America, Asia, and Japan. Mr. Winer previously served on the board of directors for HCW Biologics (Nasdaq: HCWB) until June 2025 on the Board of Directors for Bionode LLC from June 2020 until its acquisition in 2025. Mr. Winer holds a B.S. in Finance from California State University and an M.B.A. from Northwestern University’s Kellogg Graduate School. We believe Mr. Winer is qualified to serve as a member of our Board of Directors due to his experience leading and managing biotechnology companies, as well as his healthcare industry knowledge and his experience serving on the board of directors of other companies.

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

Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of April 30, 2026.

Executive Officer	Age	Position	In Current Position Since
Nicholas T. Curtis	70	Chief Executive Officer and Director	2012
Alan B. Connaughton	54	Chief Operating Officer	2015
Thomas R. Staab, II	58	Chief Financial Officer and Secretary	2020

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025, except that Ms. Wong and Mr. Staab each filed a late Form 4 each covering one late transaction.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer or controller, or persons performing similar functions. Our Code of Conduct is available under the Governance section of the Investor Relations page of our website at www.lensar.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers of, any provisions of our Code of Conduct.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2025, our “named executive officers” were Nicholas T. Curtis, our Chief Executive Officer; Alan B. Connaughton, our Chief Operating Officer; and Thomas R. Staab, II, our Chief Financial Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our named executive officers for services rendered during the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Stock awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	All other compensation ($)(3)	Total ($)
Nicholas T. Curtis	2025	582,758	1,307,238	439,670	15,300	2,344,966
Chief Executive Officer	2024	562,013	458,388	541,133	15,100	1,576,634
Alan B. Connaughton	2025	437,074	381,276	241,822	15,300	1,075,472
Chief Operating Officer	2024	421,514	288,900	297,627	15,100	1,023,141
Thomas R. Staab, II	2025	412,877	130,724	207,667	30,733	782,001
Chief Financial Officer	2024	398,179	121,980	255,591	33,984	809,734

(1)
Represents the grant date fair value of stock awards granted during 2024 and 2025 computed in accordance with FASB ASC 718. See Note 14, Stock-Based Compensation, to our audited financial statements included in our Original Form 10-K, for a description of the assumptions used in valuing these awards. For 2024, this column reflects the grant date fair value of RSUs and performance stock units (“PSUs”) granted to our named executive officers by us in May 2024. The grant date fair value of the PSUs granted to our named executive officers during 2024 at “target” performance (which is also the maximum performance level possible) are reflected in the column above and are as follows: Mr. Curtis, $229,194; Mr. Connaughton, $144,450; and Mr. Staab, $60,900. For 2025, this column reflects the grant date fair value of RSUs granted to our named executive officers by us in February 2025.
(2)
Represents amounts earned in the year shown and paid early in the following year under our annual performance bonus plan, as described below.
(3)
For 2025, includes a 401(k) matching contribution of $14,000 made by us on behalf of each named executive officer, a company contribution of $1,300 to Messrs. Curtis and Connaughton’s health savings accounts and $11,825 in commuting expense reimbursements and $4,908 in related tax “gross up” payments related to such commuting expense reimbursements for Mr. Staab. For 2024, includes a 401(k) matching contribution of $13,800 made by us on behalf of each named executive officer, a company contribution of $1,300 to Messrs. Curtis and Connaughton’s health savings accounts and $14,341 in commuting expense reimbursements and $5,843 in related tax “gross up” payments related to such commuting expense reimbursements for Mr. Staab.

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

Effective February 17, 2025, our Board of Directors approved an increase in Messrs. Curtis’s, Connaughton’s, and Staab’s base salaries from $563,700, $422,800, and $399,400 to $586,200, $439,700, and $415,300, respectively.

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

In March 2026, our Board of Directors approved cash bonus payments for the 2025 fiscal year to be paid to the named executive officers. Bonus payments were paid at target.

The annual bonuses paid to our named executive officers for 2025 are reflected in the Summary Compensation Table above.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. The Board of Directors is responsible for approving equity grants.

We granted equity-based incentive awards under the Company’s 2020 Incentive Award Plan (the “2020 Plan”). Additionally, we adopted the Company’s 2024 Employment Inducement Incentive Award Plan, under which we granted equity-based incentive awards to eligible recipients under the applicable Nasdaq rules as an inducement material to such recipients’ entering into employment with us.

On February 18, 2025, we granted RSUs to our named executive officers under the 2020 Plan in the following amounts: Mr. Curtis, 127,660 RSUs; Mr. Connaughton, 37,234 RSUs; and Mr. Staab, 12,766 RSUs. The RSUs are scheduled to vest based on continued employment or service over four years, with 25% of the RSUs vesting on each anniversary of the grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remained outstanding as of December 31, 2025. Each equity award was granted under our 2020 Plan.

		Stock Awards				Stock Options
	Grant Date	Number of Units of Stock That Have Not Vested (#)(1)	Market Value of Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested ($)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(4)	Option Exercise Price ($)(5)	Option Expiration Date (#)(6)
Nicholas T. Curtis	April 12, 2021	—	—	—	—	98,394	—	6.91	April 12, 2031
	January 11, 2022	7,500	87,225	—	—	—	—	—	—
	January 11, 2022	—	—	—	—	102,812	2,188	6.04	January 11, 2032
	January 11, 2023	11,094	129,023	—	—	—	—	—	—
	January 11, 2023	—	—	—	—	56,620	21,031	2.65	January 11, 2033
	May 6, 2024	53,550	622,787	—	—	—	—	—	—
	May 6, 2024	—	—	71,400	830,392	—	—	—	—
	February 18, 2025	127,660	1,484,686	—	—	—	—	—	—
Alan B.	April 12, 2021	—	—	—	—	49,197	—	6.91	April 12, 2031
Connaughton	January 11, 2022	3,750	43,613	—	—	—	—	—	—
	January 11, 2022	—	—	—	—	51,406	1,094	6.04	January 11, 2032
	January 11, 2023	7,766	90,319	—	—	—	—	—	—
	January 11, 2023	—	—	—	—	39,634	14,722	2.65	January 11, 2033
	May 6, 2024	45,000	392,513	—	—	—	—	—	—
	May 6, 2024	—	—	45,000	523,350	—	—	—	—
	February 18, 2025	33,750	433,031	—	—	—	—	—	—
Thomas R. Staab, II	April 12, 2021	—	—	—	—	49,197	—	6.91	April 12, 2031
	January 11, 2022	3,750	43,613	—	—	—	—	—	—
	January 11, 2022	—	—	—	—	51,406	1,094	6.04	January 11, 2032
	January 11, 2023	3,328	38,705	—	—	—	—	—	—
	January 11, 2023	—	—	—	—	13,486	6,309	2.65	January 11, 2033
	May 6, 2024	14,250	165,728	—	—	—	—	—	—
	May 6, 2024	—	—	19,000	220,970	—	—	—	—
	February 18, 2025	12,766	148,469	—	—	—	—	—	—

(1)
With respect to the awards granted in 2022, represents RSUs which will vest in annual installments over a four-year period, with vesting of the remaining RSUs shown in the table above occurring on January 11, 2023, 2024, 2025 and 2026, subject to continued employment or service through the vesting date. With respect to the awards granted in 2023, represents RSUs which will vest in annual installments over a four-year period, with vesting of the remaining RSUs shown in the table above occurring on January 11, 2024, 2025, 2026 and 2027, subject to continued employment or service through the vesting date. With respect to the awards granted in 2024, represents RSUs which will vest in annual installments over a four-year period, with vesting of the remaining RSUs shown in the table above occurring on May 6, 2025, 2026, 2027 and 2028, subject to continued employment or service through the vesting date. With respect to the awards granted in 2025, represents RSUs which will vest in annual installments over a four-year period, with vesting of the remaining RSUs shown in the table above occurring on February 18, 2026, 2027, 2028 and 2029, subject to continued employment or service through the vesting date. In addition, the RSUs will accelerate and become fully vested in the event of a change in control of the Company and are subject to accelerated vesting as set forth in the applicable executive’s employment letter.
(2)
The market value per share was calculated using the closing price per share of our common stock on December 31, 2025 ($11.63), the last trading day of 2025.
(3)
With respect to the awards granted in 2024, represents PSUs which are eligible to vest as to (i) 50% if, as of the end of any calendar quarter ending on or prior to December 31, 2026, the Company’s cumulative one-year trailing revenues equal or exceed $75 million, and (ii) 50% if, as of any calendar quarter ending on or prior to December 31, 2027, the Company’s cumulative one-year trailing revenues equal or exceed $100 million. In addition, the PSUs will accelerate and become fully vested in the event of a change in control of the Company and are subject to accelerated vesting as set forth in the applicable executive’s employment letter.
(4)
Options vest as to 25% of the total amount of the award on the one-year anniversary of the grant date and in thirty-six substantially equal monthly installments thereafter, subject to the named executive officer’s continued employment or service through each such vesting date. In addition, the options will accelerate and become fully vested and exercisable in the event of a change in control of the Company and are subject to accelerated vesting as set forth in the applicable executive’s employment letter.
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

401(k) Plan

Our employees participate in a defined contribution employee retirement plan, or 401(k) plan. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as other eligible employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which was $23,500 for calendar year 2025, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2025 could be up to an additional $7,500 above the statutory limit. We also provide a matching contribution equal to 100% of an employee’s first 3% of contributions and 50% of the next 2% of contributions. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Nonqualified Deferred Compensation

We have not historically maintained nonqualified defined contribution plans or other nonqualified deferred compensation plans.

Termination or Change in Control Benefits

Our executive officers may become entitled to certain benefits or enhanced benefits in connection with a qualifying termination or a change in control of our company. Each of our executive officers’ employment agreements entitles them to certain payments and benefits upon certain qualifying terminations (including in connection with a change in control of our company). For additional discussion, please see “Employment Letters with our Named Executive

Officers.” Additionally, the stock option and restricted stock unit awards granted to our named executive officers will accelerate and vest in full upon a change in control of the Company.

Clawback Policy

We have instituted a clawback policy in accordance with the Nasdaq’s final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, effective October 2, 2023 to support a culture of focused, diligent and responsible management that discourages conduct detrimental to our growth. The policy applies to each person who serves as an executive officer of the Company, as defined in Rule 10D-1(d) under the Exchange Act, which include our named executive officers (each, a “covered employee”). In the event of a qualifying financial restatement, a covered employee will be required to forfeit erroneously awarded incentive compensation to the Company to the extent required under applicable law.

Equity Award Timing Policies and Practices

Equity awards to employees are typically granted in connection with the Company annual award process in the first half of each year, as well as to new hires in connection with their commencement of employment. We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. For all stock option awards, the exercise price is the closing price of our common stock on the Nasdaq Stock Market on the date of the grant (or if the grant date is not a trading day, then on the immediately preceding trading day). During 2024, we did not grant stock options, stock appreciation rights, or similar option-like instruments to our named executive officers.

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

During 2025, our non-employee directors were eligible for annual equity awards. Given we did not hold an annual meeting until December 2025, the annual awards to the non-employee directors were granted in May 2025, at the time the annual meeting would typically have been held. On the grant date, each non-employee director received an annual RSU award having a value of $100,000, calculated based on the closing price per share for our common stock on the grant date, which vests on the first anniversary of the grant date.

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

The following table summarizes compensation received by our non-employee directors during the year ended December 31, 2025. Nicholas T. Curtis is not included in the following table as he served as an executive officer during 2025 and does not receive compensation for his board service. Mr. Curtis’s compensation is included in the Summary Compensation Table in the “Executive Compensation” section above.

Director Compensation Table

	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Name	($)	($)	($)
Thomas B. Ellis	54,500	99,991	154,491
Todd B. Hammer	57,000	99,991	156,991
Richard L. Lindstrom, M.D.	79,500	99,991	179,491
William J. Link, Ph.D.	96,500	99,991	196,491
Elizabeth G. O'Farrell	70,000	99,991	169,991
Aimee S. Weisner	57,000	99,991	156,991
Gary M. Winer	76,000	99,991	175,991

(1)
Represents the grant date fair value of RSUs granted during 2025 computed in accordance with FASB ASC 718. See Note 14, Stock-Based Compensation, to our audited financial statements included in our Original Form 10-K, for a description of the assumptions used in valuing these awards.

The aggregate number of shares subject to RSUs and stock options outstanding at December 31, 2025 for the individuals who served as non-employee directors during 2025 was as follows:

	As of December 31, 2025
Name	Number of Shares Underlying Restricted Stock Units Outstanding(1)	Number of Shares Underlying Stock Options Outstanding
Thomas B. Ellis	29,374	127,962
Todd B. Hammer	29,374	127,962
Richard L. Lindstrom, M.D.	29,374	69,638
William J. Link, Ph.D.	7,374	69,638
Elizabeth G. O'Farrell	7,374	111,332
Aimee S. Weisner	29,374	111,332
Gary M. Winer	29,374	69,638

(1)
For each non-employee director except Dr. Link and Ms. O’Farrell, this amount includes 22,000 RSUs that are fully vested but for which the director elected to defer settlement until a future date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information relating to the beneficial ownership of our common stock as of April 28, 2026 by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock outstanding;
•
each of our directors;
•
each of our named executive officers for 2025; and
•
all directors and executive officers as a group.

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

The number of shares of our common stock beneficially owned by our directors and executive officers includes shares that such persons have the right to acquire within 60 days of April 28, 2026, including through the exercise of stock options and warrants, the vesting of restricted stock units and the conversion of Series A Convertible Preferred Stock, as noted in the table footnotes.

	Shares Beneficially Owned Title or Class of Securities
	Common Stock(2)		Series A Convertible Preferred Stock(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(3)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Combined Voting Power(2)
Holders of More than 5%:
North Run Capital, LP (4)	13,439,572	55.1%	20,000	100.0%	45.1%
Brandes Investment Partners, LP (5)	778,073	6.4%	—	—	3.9%
BlackRock, Inc. (6)	623,381	5.2%	—	—	3.1%

Named Executive Officers and Directors:
Nicholas T. Curtis (7)	1,124,824	9.1%	—	—	4.2%
Alan B. Connaughton (8)	450,886	3.7%	—	—	1.5%
Thomas R. Staab, II (9)	267,814	2.2%	—	—	*
Thomas B. Ellis (4)(10)	13,574,908	55.3%	20,000	100.0%	45.2%
Todd B. Hammer (4)(11)	13,574,908	55.3%	20,000	100.0%	45.2%
Richard L. Lindstrom, M.D. (12)	316,048	2.6%	—	—	1.1%
William J. Link, Ph.D. (13)	620,279	5.1%	—	—	2.7%
Elizabeth G. O'Farrell (14)	161,279	1.3%	—	—	*
Aimee S. Weisner (15)	204,279	1.7%	—	—	*
Gary M. Winer (16)	157,852	1.3%	—	—	*
All executive officers and directors as a group (10 persons) (17)	17,044,793	66.0%	20,000	100.0%	56.2%

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

The beneficial ownership information shown in the table under “Common Stock” includes the number of shares of common stock held by such holder, as well as shares of our common stock such holder could acquire within 60 days of April 28, 2026, including by converting shares of Series A Convertible Preferred Stock, exercising warrants or options, or upon settlement of restricted stock units. The beneficial ownership information shown in the table under “Series A Convertible Preferred Stock” reflects the maximum number of shares of Series A Convertible Preferred Stock that may be converted into common stock (assuming that no Warrants have been exercised). Each share of Series A Convertible Preferred Stock is currently convertible into a number of shares of common stock based on the stated value of such share and any declared and unpaid dividends divided by an initial conversion price of $2.51875.

The percentage reported under “Combined Voting Power” represents the holder’s voting power with respect to all of our shares of common stock and Series A Convertible Preferred Stock outstanding as of April 28, 2026, voting as a single class, and, as to each holder, without including any shares of common stock that such holder could acquire by exercising warrants or options or upon vesting of restricted stock units, as such securities confer no voting power until the issuance of common stock upon their exercise or settlement, as applicable.

(3)
Percentage of common stock beneficially owned are based upon the 12,104,328 shares of our common stock that were outstanding on April 28, 2026.
(4)
Based on information reported on Schedule 13D/A filed on March 25, 2025 by (i) North Run, (ii) North Run Advisors, LLC (“North Run Advisors”), (iii) NR-GRI Partners, LP (“NR-GRI LP”), (iv) NR-GRI Partners GP, LLC (“NR-GRI GP”), (v) Todd B. Hammer and (vi) Thomas B. Ellis, as well as information known to us. Todd B. Hammer and Thomas B. Ellis are the principals and sole members of North Run Advisors and NR-GRI GP. North Run Advisors is the general partner of North Run and NRG-GRI GP is the general partner of NR-GRI LP. According to the filing, North Run is the investment manager of certain private pooled investment vehicles and directly beneficially owns 1,100,592 shares of common stock. North Run Advisors, as the general partner of North Run, may be deemed to beneficially own the 1,100,592 shares of common stock beneficially owned by North Run. NR-GRI LP directly beneficially owns 12,307,692 shares of common stock, which are issuable upon exercise of the Warrants and/or conversion of the Series A Convertible Preferred Stock. NR-GRI GP, as the general partner of NR-GRI LP, may be deemed to beneficially own the 12,307,692 shares of common stock beneficially owned by NR-GRI LP that are issuable upon exercise of the Warrants and/or conversion of the Series A Convertible Preferred Stock. Each of Mr. Hammer and Mr. Ellis, as the sole members of NR-GRI GP and North Run Advisors, may be deemed to beneficially own (i) the 1,100,592 shares of common stock beneficially owned by North Run, and (ii) the 12,307,692 shares of common stock beneficially owned by NR-GRI LP that are issuable upon exercise of the Warrants and/or conversion of the Series A Convertible Preferred Stock. The principal business office address for such stockholders is 867 Boylston St., 5th Floor #1361, Boston, MA 02116.

For purposes of North Run’s and Messrs. Hammer’s and Ellis’s beneficial ownership, all outstanding Series A Convertible Preferred Stock and all of the shares of common stock underlying such Series A Convertible Preferred Stock are deemed to be outstanding for such calculation and no unexercised Warrants to acquire shares of common stock are included.

(5)
Based solely on information reported on Schedule 13G filed on November 13, 2025 by Brandes Investment Partners, LP (“Brandes”), Brandes has shared voting power over 698,159 shares of common stock and shared dispositive power over 778,073 shares of common stock. The business address of Brandes is 4275 Executive Square, 5th Floor, La Jolla, CA 92037.
(6)
Based solely on information reported on Schedule 13G filed on October 17, 2025 by BlackRock, Inc. (“BlackRock”), BlackRock has sole voting power over 616,906 shares of common stock and sole dispositive power over 623,381 shares of common stock. The business address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(7)
Includes for Mr. Curtis 266,485 shares of common stock issuable pursuant to vested but unexercised options, 3,235 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2026, and 17,850 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(8)
Includes for Mr. Connaughton 145,861 shares of common stock issuable pursuant to vested but unexercised options, 2,265 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2026, and 11,250 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(9)
Includes for Mr. Staab 111,624 shares of common stock issuable pursuant to vested but unexercised options, 970 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2026, and 4,750 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.

(10)
Includes for Mr. Ellis 125,315 shares of common stock issuable pursuant to vested but unexercised options, 2,647 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2026, 22,000 shares of common stock issuable pursuant to vested RSUs subject to deferred settlement, and 7,374 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(11)
Includes for Mr. Hammer 125,315 shares of common stock issuable pursuant to vested but unexercised options, 2,647 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2026, 22,000 shares of common stock issuable pursuant to vested RSUs subject to deferred settlement, and 7,374 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(12)
Includes for Dr. Lindstrom 69,638 shares of common stock issuable pursuant to vested but unexercised options, 22,000 shares of common stock issuable pursuant to vested RSUs subject to deferred settlement, and 7,374 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(13)
Includes for Dr. Link 69,638 shares of common stock issuable pursuant to vested but unexercised options and 7,374 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(14)
Includes for Ms. O’Farrell 111,332 shares of common stock issuable pursuant to vested but unexercised options and 7,374 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(15)
Includes for Ms. Weisner 111,332 shares of common stock issuable pursuant to vested but unexercised options, 22,000 shares of common stock issuable pursuant to vested RSUs subject to deferred settlement, and 7,374 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(16)
Includes for Mr. Winer 69,638 shares of common stock issuable pursuant to vested but unexercised options, 22,000 shares of common stock issuable pursuant to vested RSUs subject to deferred settlement, and 7,374 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026.
(17)
Includes a total of 1,206,178 shares of common stock issuable pursuant to vested but unexercised options, 11,764 shares of common stock issuable pursuant to options exercisable within 60 days of April 28, 2026, 110,000 shares of common stock issuable pursuant to vested RSUs subject to deferred settlement, 85,468 shares of common stock issuable pursuant to RSUs vesting within 60 days of April 28, 2026, and 12,307,692 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the Warrants.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2025. As of December 31, 2025, our 2020 Incentive Award Plan, our 2024 Inducement Award Plan and our 2020 Employee Stock Purchase Plan were our only outstanding equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted average per share exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,740,452	(1)	5.22	870,816	(2)
Equity compensation plans not approved by security holders	18,632	(3)	6.33	80,821	(4)
Total	2,759,084		5.23	951,637

(1)
Includes 1,794,533 shares subject to outstanding stock options and 945,929 shares underlying outstanding RSUs and PSUs under our 2020 Incentive Award Plan. As to the PSUs, the amount outstanding was determined assuming the maximum number of shares are issuable in respect of such PSUs.
(2)
Includes (a) 683,634 shares available for issuance under our 2020 Incentive Award Plan and (b) 187,182 shares available for issuance under our 2020 Employee Stock Purchase Plan, of which 187,182 were eligible for purchase during the offering period in effect on December 31, 2025.
(3)
Includes 15,272 shares subject to outstanding stock options and 3,360 shares underlying outstanding RSUs under our 2024 Inducement Award Plan.
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

North Run Investment

We are party to a Securities Purchase Agreement (the “Purchase Agreement”), dated as of May 12, 2024 with NR-GRI Partners, LP (the “Buyer”), a Delaware limited partnership and an affiliate of North Run, pursuant to which Buyer acquired, for an aggregate gross purchase price of $20.0 million, (i) an aggregate of 20,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”), which are initially convertible into 7,940,446 shares of common stock (the “Conversion Shares”), and (ii) Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants (together, the “Warrants”) to purchase an aggregate of 4,367,246 shares of common stock (the “Warrant Shares”) (such transactions, collectively, the “Private Placement”).

The Purchase Agreement provides North Run with continuing director designation rights based on North Run’s beneficial ownership of common stock on an as-converted basis. North Run currently has the right to designate two directors, and Thomas B. Ellis and Todd B. Hammer have been appointed as such designees.

In addition, so long as North Run beneficially owns least 20% of the Conversion Shares and Warrant Shares underlying the Preferred Shares and Warrants issued pursuant to the Purchase Agreement, North Run will have a right to participate on a pro rata basis in equity financings or issuances of securities convertible, exercisable, or exchangeable into equity securities of the Company or any subsidiaries in capital-raising transactions (including debt securities with an equity component), subject to certain exceptions.

As of April 28, 2026, Mr. Ellis, Mr. Hammer and North Run beneficially owned approximately 55% of our common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.

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

	Year Ended December 31,
	2025	2024
Audit Fees	$1,053,000	$1,082,881
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	4,000
Total	$1,053,000	$1,086,881

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

All Other Fees

All other fees in 2024 consisted of licenses for accounting research and other tools.

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

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENSAR, Inc.

Date: April 30, 2026	By:	/s/ NICHOLAS T. CURTIS
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)