Form 10-Q
period 2026-03-31
LENSAR, Inc.
filed 2026-05-08
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding the impact of the termination of the Merger Agreement (as defined below), business model and strategic plans for our products, technologies and business, including our implementation thereof; the impact on our business, financial condition and results of operation from macroeconomic conditions; the timing of and our ability to obtain and maintain regulatory approvals and certifications; our expectations about our ability to successfully commercialize and further develop our next generation system, the ALLY Robotic Cataract Laser System® (“ALLY System”), and the timing thereof; the ALLY System's performance and market impact; the sufficiency of our cash and cash equivalents; industry trends and conditions impacting various markets in which we operate; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

iii

•
the impact to our business, financial condition and results of operations if we are unable to secure adequate coverage or reimbursement by government or other third-party payors for procedures using our ALLY System or our other products, or changes in such coverage or reimbursement;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Product	$10,076	$10,918
Lease	1,681	1,884
Service	1,671	1,357
Total revenue	13,428	14,159
Cost of revenue (exclusive of amortization)
Product	3,947	4,466
Lease	889	830
Service	2,210	1,738
Total cost of revenue	7,046	7,034
Operating expenses
Selling, general and administrative expenses	2,529	11,149
Research and development expenses	1,385	1,534
Amortization of intangible assets	229	232
Total operating expenses	4,143	12,915
Operating income (loss)	2,239	(5,790)
Other income (expense)
Change in fair value of warrant liabilities	23,948	(21,714)
Acquisition-related income	10,000	—
Other income, net	145	159
Net income (loss)	36,332	(27,345)
Other comprehensive loss
Change in unrealized loss on investments	(4)	(3)
Net income (loss) and comprehensive income (loss)	$36,328	$(27,348)
Income (loss) per common share:
Basic	$1.56	$(2.32)
Diluted	$0.00	$(2.32)
Weighted-average number of common shares used in calculation of net income (loss) per common share:
Basic	12,161	11,774
Diluted	15,420	11,774

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,494	$12,974
Short-term investments	1,001	5,004
Accounts receivable, net of allowance of $47 and $62, respectively	4,896	6,377
Notes receivable, net of allowance of $6 and $6, respectively	287	295
Inventories	23,099	21,520
Prepaid and other current assets	625	601
Total current assets	42,402	46,771
Property and equipment, net	457	505
Equipment under lease, net	15,194	15,485
Notes and other receivables, long-term, net of allowance of $13 and $15, respectively	658	731
Intangible assets, net	4,962	5,191
Other assets	2,550	2,747
Total assets	$66,223	$71,430
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,097	$18,982
Accrued liabilities	3,904	7,771
Deferred revenue	3,013	3,074
Operating lease liabilities	785	747
Acquisition-related deposit	—	10,000
Total current liabilities	17,799	40,574
Long-term accounts payable	5,000	—
Long-term operating lease liabilities	1,789	1,988
Warrant liabilities	16,246	40,194
Other long-term liabilities	815	909
Total liabilities	41,649	83,665
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at March 31, 2026 and December 31, 2025; 20 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $20,000 at March 31, 2026 and December 31, 2025	13,784	13,784
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 9,980 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at March 31, 2026 and December 31, 2025; 12,101 and 11,993 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	121	120
Additional paid-in capital	151,912	151,432
Accumulated other comprehensive income	—	4
Accumulated deficit	(141,243)	(177,575)
Total stockholders’ equity (deficit)	10,790	(26,019)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$66,223	$71,430

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$36,332	$(27,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	904	844
Amortization of intangible assets	229	232
Non-cash operating lease cost	185	138
Provision for expected credit losses	(17)	(25)
Loss on disposal of property and equipment	—	58
Stock-based compensation expense	690	654
Change in fair value of warrant liabilities	(23,948)	21,714
Acquisition-related income	(10,000)	—
Amortization on investments, net	—	(47)
Changes in operating assets and liabilities:
Accounts receivable	1,497	(743)
Notes receivable	84	226
Prepaid and other current assets	(24)	243
Inventories	(2,146)	(4,839)
Accounts payable	(3,887)	1,759
Accrued liabilities	(3,866)	103
Deferred revenue	(156)	229
Operating lease liabilities	(161)	(141)
Other	13	2
Net cash used in operating activities	(4,271)	(6,938)
Cash flows from investing activities
Investment maturities	4,000	3,500
Purchase of investments	—	(2,963)
Purchase of property and equipment	—	(6)
Net cash provided by investing activities	4,000	531
Cash flows from financing activities
Proceeds from issuance of common stock through option exercises	15	21
Net settlement of stock-based compensation awards	(224)	(330)
Proceeds from acquisition-related deposit	—	10,000
Net cash (used in) provided by financing activities	(209)	9,691
Net (decrease) increase in cash and cash equivalents	(480)	3,284
Cash and cash equivalents at beginning of the period	12,974	16,263
Cash and cash equivalents at end of the period	$12,494	$19,547

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$—	$1

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$565	$944

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2025	20	$13,784	11,993	$120	$151,432	$(177,575)	$4	$(26,019)
Exercise of stock options under the Incentive Plans	—	—	6	—	15	—	—	15
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	102	1	(225)	—	—	(224)
Stock-based compensation under the Incentive Plans	—	—	—	—	690	—	—	690
Net income	—	—	—	—	—	36,332	—	36,332
Change in unrealized loss on investments	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2026	20	$13,784	12,101	$121	$151,912	$(141,243)	$—	$10,790

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance as of December 31, 2024	20	$13,784	11,654	$116	$148,035	$(143,295)	$6	$4,862
Exercise of stock options under the Incentive Plans	—	—	5	—	21	—	—	21
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	131	2	(332)	—	—	(330)
Stock-based compensation under the Incentive Plans	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	(27,345)	—	(27,345)
Change in unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2025	20	$13,784	11,790	$118	$148,378	$(170,640)	$3	$(22,141)

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview and Organization

LENSAR, Inc. (“LENSAR” or the “Company”) is a global medical device business focused on the design, development and commercialization of advanced technology for the treatment of cataracts and management of astigmatism to achieve improved visual outcomes for patients. The Company is a public company whose stock is listed and trading under the symbol “LNSR” on The Nasdaq Stock Market LLC (“Nasdaq”). The Company’s revenue is derived from the sale and lease of the Company’s LENSAR Laser System (“LLS”) and ALLY Robotic Cataract Laser System® (“ALLY System”) (collectively the “Systems”), which may include equipment, a consumable referred to as the Patient Interface Device (“PID”), procedure licenses, training, installation, limited warranty and maintenance agreements through extended warranty. The Company has developed its ALLY System as a compact, highly ergonomic system utilizing an extremely fast dual-modality laser and integrating artificial intelligence (“AI”) into proprietary imaging and software. The ALLY System is designed to transform premium cataract surgery by utilizing LENSAR’s advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. The ALLY System is available to U.S. and European Union cataract surgeons and has also received regulatory clearance in India, Taiwan, South Korea, and certain other countries. In addition, the Company is pursuing an additional marketing or certification application through its distributor in China.

On March 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alcon Research, LLC (“Alcon”) and VMI Option Merger Sub, Inc. (“Merger Sub”), which provided that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub would merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon. The Merger Agreement was terminated by the parties on March 16, 2026. The parties agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby.

The Company received a $10,000 cash deposit towards the aggregate cash consideration (the “Merger Deposit”), which was classified as a current liability on the condensed balance sheet at March 31, 2025. As of such date, the Merger Deposit was considered the property of Alcon in accordance with the terms of the Merger Agreement. Pursuant to the Termination Agreement, Alcon agreed that the Company will retain the Merger Deposit of $10,000. The Merger Deposit was recorded as acquisition-related income in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026. Refer to “Acquisition-Related Costs” in Note 2, Summary of Significant Accounting Policies, for information regarding acquisition-related costs.

The Company has incurred recurring losses and operating cash outflows since its inception and, as of March 31, 2026, had an accumulated deficit of $141,243. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures, related macroeconomic conditions, and tariffs may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

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

In March 2026, the Company entered into a Priority Credit Line Agreement (“PCL Agreement”), by and between the Company and Wells Fargo Bank, N.A (“Wells Fargo”). The PCL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account. The Company is permitted to borrow 90-95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement bear interest, at the Company’s election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account. At March 31, 2026, the Company has not utilized the PCL.

Basis of Presentation

These condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and, therefore, omit or condense certain footnotes and other information normally included. The condensed financial statements include all adjustments (consisting only of normal recurring adjustments) that management of the Company believes are necessary for a fair statement of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year. The December 31, 2025 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the Company’s annual audited financial statements and the related notes thereto for the fiscal year ended December 31, 2025, included in the Annual Report on Form 10-K (the “Annual Report”) as filed with the SEC on March 31, 2026.

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

Acquisition-Related Costs

Acquisition-related costs, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to and incurred in association with the terminated Merger Agreement, are expensed as incurred and included within selling, general and administrative expenses in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, acquisition-related costs were reduced by $4,373 associated with previously recognized acquisition-related costs eliminated in conjunction with the terminated Merger Agreement as compared to $4,225 of acquisition-related costs incurred during the three months ended March 31, 2025. In total, the Company incurred acquisition-related costs of $12,768 through March 31, 2026. At March 31, 2026, the Company had liabilities related to acquisition-related costs of $8,656, of which $3,646 is classified as accounts payable, current, $10 is classified as accrued liabilities, and $5,000 is classified accounts payable, long-term on the condensed balance sheet at March 31, 2026.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three months ended March 31, 2026 and 2025 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

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

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which became effective in 2026. Based on the Company’s analysis of the provisions, the Company determined that the tax law changes do not have a material impact on the Company’s financial statements; however, the Company will continue to evaluate their impact on future periods.

Recently Adopted Accounting Pronouncement

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606: Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This ASU is effective for fiscal years beginning after December 15, 2025 on a prospective basis, and for interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted this ASU effective January 1, 2026. The ASU did not have a material impact to the Company's financial statements.

Recently Issued Accounting Pronouncement Not Yet Adopted

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
United States	$8,534	$6,699
Asia	1,262	3,263
Europe	1,884	2,246
Other	67	67
Total[1]	$11,747	$12,275

1 The table above does not include lease revenue of $1,681 and $1,884 for the three months ended March 31, 2026 and 2025, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of March 31, 2026	As of December 31, 2025
Accounts receivable, current	Accounts receivable, net	$4,896	$6,377
Notes receivable, current	Notes receivable, net	$287	$295
Notes receivable, long-term	Notes and other receivables, long-term, net	$658	$731
Contract liability, current	Deferred revenue	$510	$479
Deferred revenue, current	Deferred revenue	$2,503	$2,595
Deferred revenue, non-current	Other long-term liabilities	$815	$910

Accounts Receivable, Net – Accounts receivable, net, include amounts billed and due from customers. The amounts due are stated at their net estimated realizable value and are classified as current or noncurrent based on the timing of when the Company expects to receive payment. Most customers are on pre-paid or 30-day payment terms, depending on the product purchased. The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer credit worthiness, historical payment experience, the age of outstanding receivables, collateral to the extent applicable and reflects the possible impact of current conditions and reasonable forecasts not already reflected in historical loss information.

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2025	$62
Change in provision for credit losses	(15)
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2026	$47

Accounts receivable, allowance for credit losses as of December 31, 2024	$105
Change in provision for credit losses	(20)
Write-offs	—
Accounts receivable, allowance for credit losses as of March 31, 2025	$85

Notes Receivable, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 7.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended March 31, 2026 and 2025 of $19 and $26, respectively, in other income, net in the statement of operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2025	$21
Change in provision for credit losses	(2)
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2026	$19

Notes receivable, allowance for credit losses as of December 31, 2024	$31
Change in provision for credit losses	(5)
Write-offs	—
Notes receivable, allowance for credit losses as of March 31, 2025	$26

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

The Company did not have a contract assets balance at March 31, 2026 and December 31, 2025. The following table provides information about contract assets from contracts with customers:

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

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2025	$3,984
Billings not yet recognized as revenue	470
Beginning deferred revenue and contract liabilities recognized as revenue	(626)
Deferred revenue and contract liabilities as of March 31, 2026	$3,828

Deferred revenue and contract liabilities as of December 31, 2024	$2,373
Billings not yet recognized as revenue	998
Beginning deferred revenue and contract liabilities recognized as revenue	(769)
Deferred revenue and contract liabilities as of March 31, 2025	$2,602

Transaction Price Allocated to Future Performance Obligations

At March 31, 2026, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $45,009. The Company expects to satisfy its remaining performance obligations by December 31, 2031, with $12,858 to be satisfied by December 31, 2026, $12,829 to be satisfied by December 31, 2027, $10,031 to be satisfied by December 31, 2028, $6,726 to be satisfied by December 31, 2029, $2,314 to be satisfied by December 31, 2030, and $251 to be satisfied by December 31, 2031. The Company does not disclose the value of unsatisfied

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

Note 4. Fair Value of Financial Instruments

The carrying value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying value of the Company’s notes receivable also approximates fair value based on the associated credit risk.

The Company classifies money market funds and government securities as Level 1 within the fair value hierarchy as the fair value is based on quoted prices. The Company classifies its warrant derivative liabilities as Level 3 within the fair value hierarchy as the Company estimates the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model, refer to Note 9, Warrant Liabilities.

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,096	$—	$—	$9,096
U.S. government securities	1,001	—	—	1,001
Total assets	$10,097	$—	$—	$10,097

Liabilities
Warrant derivative liabilities	$—	$—	$16,246	$16,246
Total liabilities	$—	$—	$16,246	$16,246

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,850	$—	$—	$7,850
U.S. government securities	5,004	—	—	5,004
Total assets	$12,854	$—	$—	$12,854

Liabilities
Warrant derivative liabilities	$—	$—	$40,194	$40,194
Total liabilities	$—	$—	$40,194	$40,194

There were no transfers between fair value hierarchy levels during three months ended March 31, 2026 and 2025.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$9,096	$—	$—	$9,096
Short-term investments
U.S. government securities	1,001	—	—	1,001
Total	$10,097	$—	$—	$10,097

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$7,850	$—	$—	$7,850
Short-term investments
U.S. government securities	5,000	4	—	5,004
Total	$12,850	$4	$—	$12,854

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended March 31, 2026 is set forth below:

	Fair Value at December 31, 2025	Change in Fair Value	Fair Value at March 31, 2026
Series A Warrant	$20,635	$(12,083)	$8,552
Series B Warrant	19,559	(11,865)	7,694
Total warrant liabilities	$40,194	$(23,948)	$16,246

Note 5. Inventories

Inventory balances were as follows:

	As of March 31, 2026	As of December 31, 2025
Finished Goods	$2,899	$4,622
Work-in-process	1,294	4,153
Raw Materials	18,906	12,745
Total	$23,099	$21,520

Note 6. Leases

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Lease revenue	$1,681	$1,884

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of March 31, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(3,061)	$1,231	$4,292	$(2,985)	$1,307
Acquired technology [1]	9,200	(5,469)	3,731	9,200	(5,316)	3,884
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$14,062	$(9,100)	$4,962	$14,062	$(8,871)	$5,191
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

Amortization expense for three months ended March 31, 2026 and 2025 was $229 and $232, respectively.

Based on the intangible assets recorded at March 31, 2026, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2026	$682
2027	902
2028	694
2029	690
2030	690
2031	690
Thereafter	614
Total remaining estimated amortization expense	$4,962

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2026	As of December 31, 2025
Compensation	$2,261	$5,050
Professional Services	609	415
Warranty	157	238
Acquisition-related costs	10	180
Inventory	—	1,305
Other	867	583
Total	$3,904	$7,771

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.8%	3.5%
Expected term (years)	2.1	2.4
Expected volatility	61%	61%
Dividends	0.0%	0.0%

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

Note 10. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $11,135 over the next 24 months. The Company expects to meet these requirements.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the terminated Merger Agreement and in the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. There were no provisions for legal liabilities at March 31, 2026 and 2025.

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

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three months ended March 31, 2026 and 2025.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of March 31, 2026, the Company has reserved a total of 6,733 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2025	684	81
Authorized	600	—
Granted/Awarded	—	—
Cancelled/Forfeited	22	1
Balance at March 31, 2026	1,306	82

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

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,809	$5.23	6.4	$11,587
Options granted	—	$—
Options exercised	(6)	$2.65
Options cancelled/forfeited	—	$—
Outstanding at March 31, 2026	1,803	$5.24	6.1	$2,277

Vested and expected to vest at March 31, 2026	1,803	$5.24	6.1	$2,277
Vested and exercisable at March 31, 2026	1,700	$5.36	6.1	$1,983

There were no options granted during the three months ended March 31, 2026. The total fair value of options vested during the three months ended March 31, 2026 was approximately $115. Total unrecognized compensation expense of $161 related to stock options will be recognized over a weighted average period of 1.0 years.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes information about stock options outstanding and vested as of March 31, 2026:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	320	6.8	$2.66	249	$2.66
$3.23	422	7.2	$3.23	411	$3.23
$3.27 - $5.95	40	7.7	$4.23	22	$4.26
$6.04	390	5.8	$6.04	391	$6.04
$6.07 - $13.48	631	5.2	$7.46	627	$7.44
	1,803	6.1	$5.24	1,700	$5.36

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three months ended March 31, 2025:

Three Months Ended March 31,
2025
Risk-free interest rate	4.0- 4.4%
Expected term (years)	6
Expected volatility	61%
Dividends	0.0%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	949	$6.72
Restricted stock units granted	—	$—
Restricted stock units vested	(122)	$9.04
Restricted stock units cancelled	(3)	$9.79
Non-vested at March 31, 2026	824	$6.37

Vested and unreleased restricted stock units at March 31, 2026	110	$3.26

The total fair value of restricted stock units vested during the three months ended March 31, 2026 was approximately $1,106. At March 31, 2026 there was approximately $3,679 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of March 31, 2026, the Company has reserved 801 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code.

As of March 31, 2026, 494 shares of common stock have been issued to employees participating in the 2020 ESPP and 307 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended March 31,
	2026	2025
Revenue – product	$—	$1
Cost of revenue – product	55	37
Cost of revenue – service	56	32
Selling, general and administrative expenses	519	511
Research and development expenses	60	73
Total	$690	$654

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2026	$1,277
2027	1,330
2028	1,094
2029	139
2030	—
Total unrecognized stock-based compensation expense	$3,840

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at March 31, 2026 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

Note 14. Income (Loss) per Share

The following is a reconciliation of the numerator (income (loss)) and the denominator (number of shares) used in the basic and diluted loss per share calculations:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$36,332	$(27,345)
Percentage allocated to common stockholders(1)	52%	100%
Numerator for basic earnings (loss) per common share	$18,914	$(27,345)
Undistributed income allocated to Series A and Series B Warrants	5,069	—
Change in fair value of warrant liabilities	(23,948)	—
Numerator for diluted income (loss) per common share	$35	$(27,345)

Denominator
Weighted average number of shares of common stock, basic	12,161	11,774
Series A Warrants and Series B Warrants	3,259	—
Weighted average number of common stock, diluted	15,420	11,774

Basic income (loss) per common share	$1.56	$(2.32)
Diluted income (loss) per common share	$0.00	$(2.32)

(1) Basic weighted average common stock outstanding	12,161	11,774
Basic weighted average common stock and participating securities (Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants	23,360	11,774
Percentage allocated to common stockholders	52%	100%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three months ended March 31, 2026 and 2025 because their effect was anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants and Series B Warrants	—	4,367
Restricted stock units and performance stock units	824	1,020
Outstanding stock options	1,803	1,837

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended March 31,
	2026	2025
Series A Redeemable Convertible Preferred Stock	7,940	7,940
Series A Warrants	—	1,718
Series B Warrants	—	1,601
Restricted stock awards and units	441	554
Outstanding stock options	926	924
Total	9,307	12,737

Note 15. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net income (loss) to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total consolidated assets. As of March 31, 2026 and December 31, 2025, 99% of long-lived assets were in the United States. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net income (loss) is below:

	Three Months Ended March 31,
	2026	2025
Revenue	$13,428	$14,159
Less:
Personnel expense	7,128	6,935
Acquisition-related costs	(4,373)	4,225
Other cost of revenue[1]	3,459	3,769
Other research and development expense[1]	309	411
Other sales and marketing expense[1]	909	1,193
Other general and administrative expense[1]	1,934	1,687
Stock-based compensation expense	690	653
Change in fair value of warrant liabilities	(23,948)	21,714
Depreciation expense	904	844
Amortization expense	229	232
Acquisition-related income	(10,000)	—
Other income, net	(145)	(159)
Net income (loss)	$36,332	$(27,345)

1 The Company deducts personnel expense, stock-based compensation expense, depreciation expense, and amortization expense from GAAP expenses to arrive at other costs and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the “Risk Factors Summary” and “Risk Factors” sections for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current product portfolio includes the LENSAR Laser System, or LLS, and the ALLY Robotic Cataract Laser System®, or ALLY System, (collectively, the Systems) and its associated consumable components. The consumable portion of the system consists of a disposable patient interface device kit, or PID kit, and the system also requires a procedure license. Each procedure on each system requires the use of a PID kit. The PID kit includes a suction ring, vacuum filter and fluidic connection that are designed to facilitate placement of the laser while minimizing a patient’s discomfort, intraocular pressure and trauma to the retina and maintaining corneal integrity. The procedure license is downloaded onto the system as required or as purchased by the customer. The system will not perform a procedure without a valid license. We sell licenses individually and also offer licenses in a subscription package with minimum monthly obligations and the ability to increase procedure numbers as the practice grows to address increases in demand. We believe this structure allows the surgeon to implement a budget while also providing us with a predictable revenue stream.

We are focused on continuous innovation and have launched our proprietary next generation ALLY System. The ALLY System is designed to transform premium cataract surgery by utilizing our advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. Our ALLY System received clearance from the U.S. Food and Drug Administration, or FDA, in June 2022 and was certified in August 2024 under Regulation (EU) No 2017/745, or EU MDR. The ALLY System is available to all U.S. and European Union, or EU, cataract surgeons and has also received regulatory clearance in India, Taiwan, South Korea, as well as certain other countries. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. Our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Europe and Asia and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of March 31, 2026, consisted of approximately 70 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue decreased from $14.2 million for the three months ended March 31, 2025 to $13.4 million for the three months ended March 31, 2026, representing a decrease of 5%, primarily due to decreased system sales. Our net income was $36.3 million for the three months ended March 31, 2026 compared to a net loss of $27.3 million for the three months ended March 31, 2025. Net income for the three months ended March 31, 2026 was primarily due to a $23.9 million decrease in the change in fair value of warrant liabilities and $10.0 million in acquisition-related income. Net loss for the three months ended March 31, 2025 was primarily due to a $21.7 million increase in the change in fair value of warrant liabilities. Our installed base of Systems is approximately 440 as of March 31, 2026.

Termination of Merger Agreement with Alcon

On March 23, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Alcon Research, LLC, or Alcon, and VMI Option Merger Sub, Inc., or Merger Sub, which provided that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub would merge with and into the Company, or the Merger, with the Company continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Alcon.

On May 21, 2025, we and Alcon each received a request for additional information and documentary material from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the Merger. Following its investigation, the FTC indicated its intention to seek to enjoin the Merger. On March 16, 2026, we entered into a Termination and Mutual Release Agreement, or the Termination Agreement, with Alcon and Merger Sub, pursuant to which the parties agreed to terminate the Merger Agreement, effective immediately. Pursuant to the Termination Agreement, Alcon agreed that we will retain the $10.0 million cash deposit provided to us and being held by us pursuant to the Merger Agreement. The Merger Deposit was recorded as acquisition-related income in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026. The parties also agreed to a mutual release of claims, relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby.

During the three months ended March 31, 2026, acquisition-related costs were reduced by $4.4 million associated with previously recognized acquisition-related costs eliminated in conjunction with the terminated Merger Agreement as compared to $4.2 million of acquisition-related costs incurred during the three months ended March 31, 2025. In connection with the Merger Agreement, we incurred acquisition-related costs of approximately $12.8 million. At March 31, 2026, the Company had liabilities related to acquisition-related costs of $8.7 million, of which $3.6 million is classified as accounts payable, current, $10,000 is classified as accrued liabilities, and $5.0 million is classified accounts payable, long-term on the condensed balance sheet at March 31, 2026.

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

Global economic uncertainty and other factors, including tariff policies, political instability and conflicts in foreign regions, have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation. We expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future, whether due to actual or uncertain impacts from increased tariffs or other trade barriers or other market volatility, may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
System	$836	$2,632
Recurring revenue:
Procedure	9,240	8,286
Lease	1,681	1,884
Service	1,671	1,357
Total recurring revenue	$12,592	$11,527
Total revenue	$13,428	$14,159
Recurring revenue %	94%	81%

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

Income Taxes

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition. On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which became effective in 2026. Based on the Company’s analysis of the provisions, the Company determined that the tax law changes do not have a material impact on the Company’s financial statements. However, the Company will continue to evaluate their impact of such tax law changes on future periods.

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first quarter being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Change from Prior
(Dollars in thousands)	2026	2025	Year (%)
Revenue
Product	$10,076	$10,918	(8)%
Lease	1,681	1,884	(11)%
Service	1,671	1,357	23%
Total revenue	$13,428	$14,159	(5)%
Cost of revenue (excluding intangible amortization)
Product	$3,947	$4,466	(12)%
Lease	889	830	7%
Service	2,210	1,738	27%
Total cost of revenue	$7,046	$7,034	0%

Revenue

Total revenue for the three months ended March 31, 2026 decreased by $0.7 million, or 5%, compared to the three months ended March 31, 2025.

Product revenue for the three months ended March 31, 2026 decreased by $0.8 million, or 8%, compared to the three months ended March 31, 2025. The decrease was primarily attributable to decreased System sales of $1.8 million offset with increased procedure volume of $1.0 million.

The following table provides information about procedure volume:

	2026	2025	2024
Q1	54,094	52,347	39,486
Q2	—	52,100	42,203
Q3	—	46,811	42,231
Q4	—	54,756	45,586
Total procedure volume	54,094	206,014	169,506

Service revenue for the three months ended March 31, 2026 increased by $0.3 million, or 23%, compared to the three months ended March 31, 2025. The increase was primarily attributable to the increased number of System placements. Our U.S. sales represented 73% and 55% of product and service revenue for the three months ended March 31, 2026 and 2025, respectively.

Lease revenue for the three months ended March 31, 2026 decreased by $0.2 million, or 11%, compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in the number of leased LLS units, partially offset by an increase in leased ALLY Systems.

The U.S. government has recently implemented significant changes in U.S. trade policy and taken certain actions that have impacted our business, including imposing tariffs on certain goods imported into the United States. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for our products in these regions. The imposition of tariffs has increased the cost of the raw materials used in our ALLY Systems and PIDs. To date, we have not increased sales prices to our customers resulting in a reduction in our gross margin.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2026 and 2025 were consistent at $7.0 million.

Cost of product revenue for the three months ended March 31, 2026 decreased by $0.5 million, or 12%, compared to the three months ended March 31, 2025. The decrease in cost of product revenue was primarily due to the decrease in System sales.

We import certain raw materials for our ALLY System and PIDs from regions that have been impacted by the tariffs imposed by the U.S. government. This has resulted in an increase in the cost of our products and a negative impact to our gross profit margin.

Cost of service revenue for the three months ended March 31, 2026 increased by $0.5 million, or 27%, compared to the three months ended March 31, 2025. The increase in cost of service revenue was primarily due to the increased number of System placements.

Cost of lease revenue for the three months ended March 31, 2026 increased by $0.1 million, or 7%, compared to three months ended March 31, 2025. The increase was primarily attributable to the depreciation of leased Systems as the number of leased Systems continued to grow.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2026 decreased by $8.6 million, or 77%, compared to the three months ended March 31, 2025. General and administrative costs were reduced by $4.4 million in acquisition-related costs associated with previously recognized acquisition-related costs eliminated in conjunction with the terminated Merger Agreement as compared to $4.2 million of acquisition-related costs incurred during the three months ended March 31, 2025. Excluding acquisition-related costs, selling, general and administrative costs were $6.9 million for the three months ended March 31, 2026 and 2025.

Research and Development. Research and development expenses for the three months ended March 31, 2026 decreased by $0.1 million, or 10%, compared to the three months ended March 31, 2025.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended March 31, 2026, consistent with the three months ended March 31, 2025.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended March 31, 2026 were $34.1 million of income as compared to $21.6 million of expense for the three months ended March 31, 2025. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period and $10.0 million in acquisition-related income from the Merger Deposit in the three months ended March 31, 2026.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income (loss)	$36,332	$(27,345)
Less: Interest income	(145)	(159)
Add: Depreciation expense	904	844
Add: Amortization expense	229	232
EBITDA	37,320	(26,428)
Add: Stock-based compensation expense	690	654
Add: Change in fair value of warrant liabilities	(23,948)	21,714
Add: Acquisition-related costs	(4,373)	4,225
Less: Acquisition-related income	(10,000)	—
Adjusted EBITDA	$(311)	$165

EBITDA is defined as net loss before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, and acquisition-related costs and income provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges, and acquisition-related costs and income are not recurring. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2026 and 2025, we had net income of $36.3 million and net loss of $27.3 million, respectively, and as of March 31, 2026, we had an accumulated deficit of $141.2 million. Net income for the three months ended March 31, 2026 was primarily due to non-operating income consisting of the change in fair value of warrant liabilities and the Merger Deposit. The change in fair value of warrant liabilities increased net income by $23.9 million in the three months ended March 31, 2026, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of the decrease in the Company’s stock price during the three months ended March 31, 2026. We expect to continue to incur losses and operating cash outflows for the near-term future.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. The ALLY System has received regulatory approval in the United States, India, Taiwan, South Korea, as well as certain other countries, and certification in the EU. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems, and the timing of and applicable clearances for our ALLY System. We intend to return to our previous growth trajectory of System placements we historically achieved prior to the announcement of the Merger.

We expect selling, general and administrative expenses to increase from current levels to support the expansion efforts in the U.S. and internationally for the ALLY System. The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures, recently enacted tariffs, and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. We have also experienced some reduced activity by our distributors following the announcement of the Merger, and we have adjusted our purchasing and production to manage our inventory accordingly. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

In March 2026, we entered into a Priority Credit Line Agreement, or the PCL Agreement, with Wells Fargo Bank, N.A, or Wells Fargo. The PCL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo, or the Collateral Account, of an amount based on the collateral value in the Collateral Account. We are permitted to borrow 90-95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement bear interest, at our election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account. At March 31, 2026, we have not utilized the PCL.

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

Our material contractual obligations and commercial commitments at March 31, 2026 primarily consist of $2.6 million in operating lease liabilities for our facility lease and $11.1 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 24 months. In addition, we owe $8.7 million in acquisition-related costs, of which $3.6 million is classified as accounts payable, current, $10,000 is classified as accrued liabilities, and $5.0 million is classified as accounts payable, long-term on the condensed balance sheet at March 31, 2026.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net cash used in operating activities	$(4,271)	$(6,938)
Net cash provided by investing activities	4,000	531
Net cash (used in) provided by financing activities	(209)	9,691
Net (decrease) increase in cash and cash equivalents	$(480)	$3,284

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $4.3 million, consisting primarily of net income of $36.3 million offset by non-cash charges of $32.0 million and a decrease in net operating assets of $8.6 million. Non-cash charges primarily consisted of the change in fair value of warrant liabilities and acquisition-related income from recognizing the Merger Deposit. The decrease in net operating assets was primarily due to changes in accounts payable, accrued liabilities, and inventories.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $4.0 million, consisting of maturities of investments.

Net cash provided by investing activities for the three months ended March 31, 2025 was $0.5 million, consisting primarily of investment purchases, offset by maturities of investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $0.2 million, consisting primarily of the net settlement of stock-based compensation awards.

Net cash provided by financing activities for the three months ended March 31, 2025 was $9.7 million, consisting primarily of the Merger Deposit.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended March 31, 2026, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $13.5 million as of March 31, 2026. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of March 31, 2026.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of March 31, 2026, one customer accounted for approximately 12% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the termination of the Merger Agreement, whether pursuant to the terms of their existing agreements with us or otherwise; and
•
we could be subject to further litigation related to the Merger, including the failure to complete the Merger.

We are not able to predict how long these risks will remain relevant following the termination of the Merger Agreement or the ultimate impact of the termination of the Merger Agreement on our business, financial condition and results of operations, including our ability to return to the growth trajectory of System placements we historically achieved prior to the announcement of the Merger.

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

Global economic uncertainty, including due to factors such as increased inflation, rising interest rates, prolonged government shutdowns, geopolitical conflicts and increased tariffs and other trade barriers, has affected our business and operational performance. If economic uncertainty continues or increases or if economic conditions deteriorate, these conditions may have a material adverse impact on our revenue, profit margins, cash flow and liquidity in the future. In particular, our business is impacted by inflation, such as the recent inflationary pressures related to global supply chain disruptions that have increased the cost of certain raw materials, labor and transportation used in our business. These broad-based inflationary impacts have negatively impacted our financial condition, results of operations and cash flows, and we expect these inflationary impacts to continue for the foreseeable future. A high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our increase in costs.

We have experienced and expect to incur operating losses for the near-term future and we cannot assure you that we will be able to generate sufficient revenue to achieve or sustain profitability.

For the years ended December 31, 2024 and 2025, we had net losses of $31.4 million and $34.3 million, respectively, and for the three months ended March 31, 2025 and 2026, we had net losses of $27.3 million and net income of $36.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $141.2 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration, or FDA, and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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
•
our ability to mitigate impacts to our business resulting from the termination of the Merger Agreement; and
•
the availability of coverage and adequate reimbursement for procedures using our Systems or other future products from third-party payors, including government authorities.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the three months ended March 31, 2026, one customer accounted for approximately 14% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 50.4% of our total outstanding shares of common stock based on our shares outstanding as of March 31, 2026, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

We and some of our suppliers and contract facilities are required to comply with regulatory requirements of the FDA (and other regulatory authorities). In particular, the FDA’s Quality Management System Regulation, or QMSR, which includes FDA’s current Good Manufacturing Practice requirements, or cGMPs, covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA audits compliance with these regulatory requirements through periodically announced and unannounced inspections of manufacturing and other facilities. If our manufacturing facilities or those of any of our suppliers or contract facilities are found to be in violation of applicable laws and regulations, the FDA could take enforcement action. Similar requirements must be complied with in foreign countries and foreign regulatory authorities could also take enforcement action. Additionally, in the event we must obtain a replacement supplier or contract facility, it may be difficult for us to identify and qualify a supplier or contract facility that complies with QMSR and cGMPs, which would adversely impact our operations.

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

The GDPR comprehensively regulates our use of personal data of individuals from the European Economic Area, or EEA and/or the UK, or in the context of our activities within the EEA and/or the UK, including a principle of accountability and the obligation to demonstrate that appropriate legal bases are in place to justify data processing activities. Additionally, the GDPR regulates cross-border transfers of personal data out of the EEA and the UK. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and local law derogations. We may be subject to diverging requirements under EU Member State laws and UK law, such as whether consent can be used as the legal basis for processing and the roles, responsibilities, and liabilities as between CROs and sponsors. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business, including laws relating to transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union, states that reliance on the standard contractual clauses, or SCCs, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

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

On June 16, 2025, an amendment to the Medical Devices Regulations 2002, or UK Medical Devices Regulations, became applicable which is intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. It also intends to bring the UK regulatory framework for medical devices, which is based on the EU Medical Devices Directive, into closer alignment with the EU Medical Devices Regulation. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain. On July 22, 2025, the MHRA published a response to the consultation confirming that it will incorporate the results of this consultation into new UK legislation on pre-market requirements for medical devices in Great Britain. A draft of the new legislation is expected this year. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030. The MHRA launched a consultation from February 16, 2026 to April 10, 2026 regarding the indefinite recognition of EU Medical Devices Regulation-compliant medical devices in Great Britain. The outcome of this consultation is currently pending. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, the MHRA has confirmed in its response to the consultation on pre-market requirements for medical devices in Great Britain that it intends to remove the requirement for a medical device and its labeling (for example packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, (“UDI”), to a medical device and register the UDI in a publicly accessible database before the medical device is placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our medical devices, but we may need to assign and affix a UDI, and register the UDI in a publicly accessible database.

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

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. Their designation process, which is significantly stricter under the new Regulation, has experienced considerable delays following the COVID-19 pandemic. Despite an increase in designations, the current number of notified bodies designated under the new Regulation remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation may impact the way we are conducting our business in the EU and the EEA and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

Failure to obtain and maintain intellectual property rights necessary to our business and failure to protect, monitor, and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our trademarks, data, technology, and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated.

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

We own numerous issued patents and pending patent applications. As of March 31, 2026, we owned approximately 76 U.S. patents, 26 pending U.S. patent applications, 220 issued foreign patents, and 83 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

In particular, if the models underlying our AI Technologies are, for example: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer, or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

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

The regulatory framework for AI Technologies is rapidly evolving. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and many federal, state, and foreign government bodies and agencies have enacted or are currently considering additional laws and regulations governing AI Technologies. Additionally, existing laws and regulations may be enjoined in judicial proceedings from being enforced, or may be interpreted or enforced in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements may have on our business or how we will respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interaction, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, state AI laws such as Colorado’s Artificial Intelligence Act and various comprehensive state privacy laws, including the California Consumer Privacy Act (“CCPA”), regulate the use of automated decision-making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making. Many states have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes.

Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could affect our use of AI and our ability to provide, improve or commercialize our services, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

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

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition, antitrust, data privacy and consumer protection laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business.

Risks Related to Owning Our Common Stock

The large number of shares eligible for public sale could depress the market price of our common stock.

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 50.4% of our total outstanding shares of common stock based on our shares outstanding as of March 31, 2026, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

North Run Capital, LP, or North Run, and its affiliates held 45.2% of the voting power of our capital stock based on shares outstanding as of March 31, 2026, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

For as long as we remain a non-accelerated filer, we will not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which would require our independent auditors to issue an opinion on their audit of our internal control over financial reporting, until the later of the year following our first annual report required to be filed with the SEC and the date we and cease to be a non-accelerated filer. If, once we are required to comply with Section 404(b) under the Sarbanes-Oxley Act, our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

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

As of December 31, 2025, we had net operating loss, or NOL, carryforwards of $52.6 million for U.S. federal income tax purposes and $36.1 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOL carryforwards are not subject to expiration, but may generally only be used to offset 80% of future taxable income in a given year. Certain of our state NOL carryforwards begin to expire in 2028. Our state NOL carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020
3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-Q	001-39473	3.2	11/07/2024

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	5/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

4.3	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	5/18/2023

4.4	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	5/18/2023

10.1	Termination and Mutual Release Agreement, dated March 16, 2026, by and among Alcon Research LLC, VMI Option Merger Sub, Inc. and LENSAR, Inc.	Form 8-K	001-39473	10.1	3/17/2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: May 8, 2026	By:	/s/ Nicholas T. Curtis
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026		/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2026		/s/ Kendra W. Wong
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)