Form 10-Q
period 2026-06-30
LENSAR, Inc.
filed 2026-08-13
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 12,285,865 shares of the registrant’s Common Stock outstanding.

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product	$13,042	$10,910	$23,118	$21,828
Lease	1,772	1,645	3,453	3,529
Service	1,681	1,380	3,352	2,737
Total revenue	16,495	13,935	29,923	28,094
Cost of revenue (exclusive of amortization)
Product	3,839	4,315	7,786	8,781
Lease	851	859	1,740	1,689
Service	2,029	1,737	4,239	3,475
Total cost of revenue	6,719	6,911	13,765	13,945
Operating expenses
Selling, general and administrative expenses	6,141	11,658	8,670	22,807
Research and development expenses	1,273	1,425	2,658	2,959
Amortization of intangible assets	228	230	457	462
Total operating expenses	7,642	13,313	11,785	26,228
Operating income (loss)	2,134	(6,289)	4,373	(12,079)
Other income (expense)
Change in fair value of warrant liabilities	1,230	4,332	25,178	(17,382)
Acquisition-related income	—	—	10,000	—
Other income, net	171	193	316	352
Net income (loss)	3,535	(1,764)	39,867	(29,109)
Other comprehensive income (loss)
Change in unrealized loss on investments	—	(6)	(4)	(9)
Net income (loss) and comprehensive income (loss)	$3,535	$(1,770)	$39,863	$(29,118)
Income (loss) per common share:
Basic	$0.14	$(0.15)	$1.62	$(2.46)
Diluted	$0.10	$(0.15)	$0.61	$(2.46)
Weighted-average number of common shares used in calculation of net income (loss) per common share:
Basic	12,297	11,937	12,230	11,856
Diluted	23,027	11,937	24,024	11,856

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$13,565	$12,974
Short-term investments	—	5,004
Accounts receivable, net of allowance of $79 and $62, respectively	6,170	6,377
Notes receivable, net of allowance of $10 and $6, respectively	501	295
Inventories	24,871	21,520
Prepaid and other current assets	1,919	601
Total current assets	47,026	46,771
Property and equipment, net	445	505
Equipment under lease, net	14,414	15,485
Notes and other receivables, long-term, net of allowance of $12 and $15, respectively	582	731
Intangible assets, net	4,734	5,191
Other assets	2,357	2,747
Total assets	$69,558	$71,430
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,193	$18,982
Accrued liabilities	4,728	7,771
Deferred revenue	2,927	3,074
Operating lease liabilities	792	747
Acquisition-related deposit	—	10,000
Total current liabilities	19,640	40,574
Long-term accounts payable	3,750	—
Long-term operating lease liabilities	1,589	1,988
Warrant liabilities	15,016	40,194
Other long-term liabilities	874	909
Total liabilities	40,869	83,665
Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at June 30, 2026 and December 31, 2025; 20 shares issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $20,000 at June 30, 2026 and December 31, 2025	13,784	13,784
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 9,980 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at June 30, 2026 and December 31, 2025; 12,282 and 11,993 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	123	120
Additional paid-in capital	152,490	151,432
Accumulated other comprehensive income	—	4
Accumulated deficit	(137,708)	(177,575)
Total stockholders’ equity (deficit)	14,905	(26,019)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$69,558	$71,430

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$39,867	$(29,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,782	1,709
Amortization of intangible assets	457	462
Non-cash operating lease cost	371	276
Provision for expected credit losses	18	(64)
Write-down of inventory	36	—
Loss on disposal of property and equipment	—	58
Stock-based compensation expense	1,037	1,420
Change in fair value of warrant liabilities	(25,178)	17,382
Acquisition-related income	(10,000)	—
Amortization on investments, net	1	(98)
Changes in operating assets and liabilities:
Accounts receivable	190	1,193
Notes receivable	(58)	333
Prepaid and other current assets	(1,317)	625
Inventories	(4,006)	(10,763)
Accounts payable	(4,040)	5,319
Accrued liabilities	(3,043)	(1,081)
Deferred revenue	(185)	692
Operating lease liabilities	(353)	(283)
Other	23	(7)
Net cash used in operating activities	(4,398)	(11,936)
Cash flows from investing activities
Investment maturities	5,000	5,000
Purchase of investments	—	(11,878)
Purchase of property and equipment	(35)	(83)
Net cash provided by (used in) investing activities	4,965	(6,961)
Cash flows from financing activities
Proceeds from issuance of common stock through option exercises	55	34
Proceeds from issuance of common stock under employee stock purchase plan	259	175
Net settlement of stock-based compensation awards	(290)	(425)
Proceeds from acquisition-related deposit	—	10,000
Net cash provided by financing activities	24	9,784
Net increase (decrease) in cash and cash equivalents	591	(9,113)
Cash and cash equivalents at beginning of the period	12,974	16,263
Cash and cash equivalents at end of the period	$13,565	$7,150

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$617	$3,538

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2025	20	$13,784	11,993	$120	$151,432	$(177,575)	$4	$(26,019)
Exercise of stock options under the Incentive Plans	—	—	6	—	15	—	—	15
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	102	1	(225)	—	—	(224)
Stock-based compensation under the Incentive Plans	—	—	—	—	690	—	—	690
Net income	—	—	—	—	—	36,332	—	36,332
Change in unrealized loss on investments	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2026	20	$13,784	12,101	$121	$151,912	$(141,243)	$—	$10,790
Exercise of stock options under the Incentive Plans	—	—	15	—	40	—	—	40
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	114	1	(67)	—	—	(66)
Issuance of common stock under the 2020 ESPP	—	—	52	1	258	—	—	259
Stock-based compensation under the Incentive Plans	—	—	—	—	347	—	—	347
Net income	—	—	—	—	—	3,535	—	3,535
Balance at June 30, 2026	20	$13,784	12,282	$123	$152,490	$(137,708)	$—	$14,905

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT), continued

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance as of December 31, 2024	20	$13,784	11,654	$116	$148,035	$(143,295)	$6	$4,862
Exercise of stock options under the Incentive Plans	—	—	5	—	21	—	—	21
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	131	2	(332)	—	—	(330)
Stock-based compensation under the Incentive Plans	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	(27,345)	—	(27,345)
Change in unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2025	20	13,784	11,790	118	148,378	(170,640)	3	(22,141)
Exercise of stock options under the Incentive Plans	—	—	2	—	13	—	—	13
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	113	1	(96)	—	—	(95)
Issuance of common stock under the 2020 ESPP	—	—	28	—	175	—	—	175
Stock-based compensation under the Incentive Plans	—	—	—	—	766	—	—	766
Net loss	—	—	—	—	—	(1,764)	—	(1,764)
Change in unrealized loss on investments	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2025	20	$13,784	11,933	$119	$149,236	$(172,404)	$(3)	$(23,052)

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

The Company has incurred recurring losses and operating cash outflows since its inception and, as of June 30, 2026, had an accumulated deficit of $137,708. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures, related macroeconomic conditions, and tariffs may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand.

Management believes the Company’s cash, cash equivalents, and investments on hand, together with cash generated from the future sale and lease of products, and commitments available under a $10,000 asset-based revolving credit facility entered into in August 2026, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. Refer to Note 16, Subsequent Events, for more information about the asset-based revolving credit facility. The Company expects annual revenue and selling, general and administrative expenses to increase from current levels associated with the increase in ALLY System placements. The U.S. government has recently implemented significant changes in U.S. trade policy and taken certain actions that have impacted the Company’s business, including imposing tariffs on certain goods imported into the United States, and we have seen a resulting negative impact on our gross profit margin, as we have not passed on these additional costs to our customers. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for the Company’s products in these regions, as well as negatively impact the Company’s gross profit margin. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels. The Company’s liquidity needs will be largely determined by the Company’s ability to continue to successfully commercialize its products and the progression, additional regulatory clearances or certifications and launch of the ALLY System in additional jurisdictions in the future. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

The Company received a $10,000 cash deposit towards the aggregate cash consideration (the “Merger Deposit”). As of such date, the Merger Deposit was considered the property of Alcon in accordance with the terms of the Merger Agreement. Pursuant to the Termination Agreement, Alcon agreed that the Company will retain the Merger Deposit of $10,000. The Merger Deposit was recorded as acquisition-related income in the condensed statements of operations and comprehensive income (loss) for the six months ended

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

June 30, 2026. Refer to “Acquisition-Related Costs” in Note 2, Summary of Significant Accounting Policies, for information regarding acquisition-related costs.

In March 2026, the Company entered into a Priority Credit Line Agreement (“PCL Agreement”), by and between the Company and Wells Fargo Bank, N.A (“Wells Fargo”). The PCL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account. The Company is permitted to borrow 90-95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement bear interest, at the Company’s election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account. At June 30, 2026, the Company had not utilized the PCL. The PCL Agreement was subsequently terminated in August 2026.

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

Acquisition-Related Costs

Acquisition-related costs, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to and incurred in association with the terminated Merger Agreement, are expensed as incurred and included within selling, general and administrative expenses in the condensed statements of operations and comprehensive income (loss). During the three months ended March 31, 2026, acquisition-related costs were reduced by $4,373 associated with previously recognized acquisition-related costs eliminated in conjunction with the terminated Merger Agreement as compared to $4,174 and $8,399 of acquisition-related costs incurred during the three and six months ended June 30, 2025. In total, the Company incurred acquisition-related costs of $12,768 through March 31, 2026. At June 30, 2026, the Company had liabilities related to acquisition-related costs of $8,132, of which $4,382 is classified as accounts payable, current and $3,750 is classified as accounts payable, long-term on the condensed balance sheet.

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

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and six months ended June 30, 2026 and 2025 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

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

On July 4, 2025, U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which became effective in 2026. Based on the Company’s analysis of the provisions, the Company determined that the tax law changes do not have a material impact on the Company’s financial statements; however, the Company will continue to evaluate their impact on future periods.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$10,398	$7,751	$18,932	$14,450
Asia	1,953	2,050	3,215	5,313
Europe	2,310	2,413	4,194	4,659
Other	62	76	129	143
Total[1]	$14,723	$12,290	$26,470	$24,565

1 The table above does not include lease revenue of $1,772 and $1,645 for the three months ended June 30, 2026 and 2025, respectively, and $3,453 and $3,529 for the six months ended June 30, 2026 and 2025, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	Classification	As of June 30, 2026	As of December 31, 2025
Accounts receivable, current	Accounts receivable, net	$6,170	$6,377
Notes receivable, current	Notes receivable, net	$501	$295
Notes receivable, long-term	Notes and other receivables, long-term, net	$582	$731
Contract liability, current	Deferred revenue	$459	$479
Deferred revenue, current	Deferred revenue	$2,468	$2,595
Deferred revenue, non-current	Other long-term liabilities	$873	$910

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

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2025	$62
Change in provision for credit losses	17
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2026	$79

Accounts receivable, allowance for credit losses as of December 31, 2024	$105
Change in provision for credit losses	(57)
Write-offs	—
Accounts receivable, allowance for credit losses as of June 30, 2025	$48

Notes Receivable, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 6.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended June 30, 2026 and 2025 of $17 and $22, respectively, and during the six months ended June 30, 2026 and 2025 of $36 and $48, respectively, in other income, net in the statement of operations.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2025	$21
Change in provision for credit losses	1
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2026	$22

Notes receivable, allowance for credit losses as of December 31, 2024	$31
Change in provision for credit losses	(7)
Write-offs	—
Notes receivable, allowance for credit losses as of June 30, 2025	$24

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

The Company did not have a contract assets balance at June 30, 2026 and December 31, 2025. The following table provides information about contract assets from contracts with customers:

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

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2025	$3,984
Billings not yet recognized as revenue	833
Beginning deferred revenue and contract liabilities recognized as revenue	(1,017)
Deferred revenue and contract liabilities as of June 30, 2026	$3,800

Deferred revenue and contract liabilities as of December 31, 2024	$2,373
Billings not yet recognized as revenue	1,982
Beginning deferred revenue and contract liabilities recognized as revenue	(1,289)
Deferred revenue and contract liabilities as of June 30, 2025	$3,066

Transaction Price Allocated to Future Performance Obligations

At June 30, 2026, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $45,781. The Company expects to satisfy its remaining performance obligations by December 31, 2031, with $9,842 to be satisfied by December 31, 2026, $13,858 to be satisfied by December 31, 2027, $10,783 to be satisfied by December 31, 2028, $7,568 to be satisfied by December 31, 2029, $3,152 to be satisfied by December 31, 2030, and $578 to be satisfied by December 31, 2031. The Company does not disclose the value of unsatisfied

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

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

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,204	$—	$—	$9,204
Total assets	$9,204	$—	$—	$9,204

Liabilities
Warrant derivative liabilities	$—	$—	$15,016	$15,016
Total liabilities	$—	$—	$15,016	$15,016

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,850	$—	$—	$7,850
U.S. government securities	5,004	—	—	5,004
Total assets	$12,854	$—	$—	$12,854

Liabilities
Warrant derivative liabilities	$—	$—	$40,194	$40,194
Total liabilities	$—	$—	$40,194	$40,194

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2026 and 2025.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$9,204	$—	$—	$9,204
Total	$9,204	$—	$—	$9,204

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$7,850	$—	$—	$7,850
Short-term investments
U.S. government securities	5,000	4	—	5,004
Total	$12,850	$4	$—	$12,854

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended June 30, 2026 is set forth below:

	Fair Value at December 31, 2025	Change in Fair Value	Fair Value at June 30, 2026
Series A Warrant	$20,635	$(12,690)	$7,945
Series B Warrant	19,559	(12,488)	7,071
Total warrant liabilities	$40,194	$(25,178)	$15,016

Note 5. Inventories

Inventory balances were as follows:

	As of June 30, 2026	As of December 31, 2025
Finished Goods	$4,534	$4,622
Work-in-process	2,187	4,153
Raw Materials	18,150	12,745
Total	$24,871	$21,520

Note 6. Leases

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease revenue	$1,772	$1,645	$3,453	$3,529

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(3,136)	$1,156	$4,292	$(2,985)	$1,307
Acquired technology [1]	9,200	(5,622)	3,578	9,200	(5,316)	3,884
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$14,062	$(9,328)	$4,734	$14,062	$(8,871)	$5,191
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

Amortization expense for three months ended June 30, 2026 and 2025 was $228 and $230, respectively, and for the six months ended June 30, 2026 and 2025 was $457 and $462, respectively.

Based on the intangible assets recorded at June 30, 2026, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2026	$454
2027	902
2028	694
2029	690
2030	690
2031	690
Thereafter	614
Total remaining estimated amortization expense	$4,734

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2026	As of December 31, 2025
Compensation	$3,191	$5,050
Professional Services	882	415
Warranty	139	238
Inventory	—	1,305
Other	516	763
Total	$4,728	$7,771

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.1%	3.5%
Expected term (years)	1.9	2.4
Expected volatility	61%	61%
Dividends	0.0%	0.0%

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

Note 10. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $9,320 over the next 18 months. The Company expects to meet these requirements.

Contingent Payments

In connection with negotiated reduced acquisition-related cost payments, refer to Note 2, Summary of Significant Accounting Policies, the Company agreed to pay certain acquisition-related vendors $1,000 in the event of a change in control.

International Emergency Economic Powers Act Tariff Refund

In February 2026, the U.S. Supreme Court ruled to invalidate the U.S. administration’s tariff program implemented during 2025 under the International Emergency Economic Powers Act (“IEEPA”), concluding that IEEPA did not authorize the broad import duties previously imposed. Subsequent to the U.S. Supreme Court ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish an administrative process to issue refunds of any IEEPA tariffs imposed without appropriate authority. In April 2026, the CBP launched an online portal referred to as the Consolidated Administration and Processing of Entries (“CAPE”) that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Any tariffs paid are capitalized in inventory and recognized in cost of goods sold as those products subject to tariffs are sold. During the three and six months ended June 30, 2026, the Company recorded $1,150 as a reduction of cost of goods sold in the condensed statement of operations. During the three months ended June 30, 2026, the Company received $241 in refunds and the remaining $909 was recorded as a receivable in other assets on the condensed balance sheet at June 30, 2026. A majority of the receivable was received subsequent to June 30, 2026. Refer to Note 16, Subsequent Events.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the terminated Merger Agreement and in the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. There were no provisions for legal liabilities at June 30, 2026 and 2025.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 12. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and six months ended June 30, 2026 and 2025.

Note 13. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of June 30, 2026, the Company has reserved a total of 6,733 shares of common stock for issuance under the 2020 Plan.

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

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2025	684	81
Authorized	600	—
Granted/Awarded	(1,030)	—
Cancelled/Forfeited	83	2
Balance at June 30, 2026	337	83

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,809	$5.23	6.4	$11,587
Options granted	—	$—
Options exercised	(21)	$2.65
Options cancelled/forfeited	(6)	$3.25
Outstanding at June 30, 2026	1,782	$5.27	5.6	$2,020

Vested and expected to vest at June 30, 2026	1,782	$5.27	5.6	$2,020
Vested and exercisable at June 30, 2026	1,717	$5.34	5.5	$1,856

There were no options granted during the six months ended June 30, 2026. The total fair value of options vested during the three and six months ended June 30, 2026 was approximately $65 and $180, respectively. Total unrecognized compensation expense of $107 related to stock options will be recognized over a weighted average period of 0.9 years.

The following table summarizes information about stock options outstanding and vested as of June 30, 2026:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	300	6.4	$2.66	253	$2.66
$3.23	422	6.9	$3.23	422	$3.23
$3.27 - $5.95	39	7.5	$4.22	24	$4.24
$6.04	390	4.8	$6.04	390	$6.04
$6.07 - $13.48	631	4.6	$7.46	628	$7.44
	1,782	5.6	$5.27	1,717	$5.34

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Risk-free interest rate	—	4.0 - 4.4%
Expected term (years)	—	6.0
Expected volatility	—	61%
Dividends	—	0.0%

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

Performance stock units granted to employees are subject to service and performance conditions. The shares subject to the performance stock units vest over a three or four-year performance period. The actual number of performance stock units that will vest in each measurement period will be determined by the Compensation Committee based on the Company’s one-year trailing revenues and achievement of certain revenue thresholds. The fair value of performance stock units is based on the Company’s closing stock price on the date of grant.

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	949	$6.72
Restricted stock units granted	1,030	$5.74
Restricted stock units vested	(248)	$8.26
Restricted stock units cancelled	(47)	$5.51
Non-vested at June 30, 2026	1,684	$5.93

Vested and unreleased restricted stock units at June 30, 2026	110	$3.26

The total fair value of restricted stock units vested during the three and six months ended June 30, 2026 was approximately $944 and $2,049, respectively. At June 30, 2026 there was approximately $7,804 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of June 30, 2026, the Company has reserved 801 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

As of June 30, 2026, 545 shares of common stock have been issued to employees participating in the 2020 ESPP and 256 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue – product	$—	$9	$—	$10
Cost of revenue – product	52	53	107	90
Cost of revenue – service	50	46	106	78
Selling, general and administrative expenses	190	582	709	1,093
Research and development expenses	55	76	115	149
Total	$347	$766	$1,037	$1,420

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2026	$1,651
2027	2,762
2028	2,305
2029	878
2030	315
Total unrecognized stock-based compensation expense	$7,911

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at June 30, 2026 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 14. Income (Loss) per Share

The following is a reconciliation of the numerator (income (loss)) and the denominator (number of shares) used in the basic and diluted loss per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$3,535	$(1,764)	$39,867	$(29,109)
Percentage allocated to common stockholders(1)	50%	100%	50%	100%
Numerator for basic earnings (loss) per common share	$1,767	$(1,764)	$19,871	$(29,109)
Undistributed income allocated to Series A Convertible Preferred Stock	1,141	—	12,901	—
Undistributed income allocated to Series A and Series B Warrants	627	—	7,096	—
Change in fair value of warrant liabilities	(1,230)	—	(25,178)	—
Numerator for diluted income (loss) per common share	$2,305	$(1,764)	$14,690	$(29,109)

Denominator
Weighted average number of shares of common stock, basic	12,297	11,937	12,230	11,856
Series A Convertible Preferred Stock	7,940	—	7,940	—
Series A Warrants and Series B Warrants	2,261	—	2,911	—
Options	341	—	644	—
Restricted stock units and performance stock units	188	—	299	—
Weighted average number of common stock, diluted	23,027	11,937	24,024	11,856

Basic income (loss) per common share	$0.14	$(0.15)	$1.62	$(2.46)
Diluted income (loss) per common share	$0.10	$(0.15)	$0.61	$(2.46)

(1) Basic weighted average common stock outstanding	12,297	11,937	12,230	11,856
Basic weighted average common stock and participating securities (Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants)	24,605	11,937	24,537	11,856
Percentage allocated to common stockholders	50%	100%	50%	100%

Basic earnings (loss) per common share is calculated by dividing the earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted earnings (loss) per share calculation, Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants, stock options, restricted stock awards, restricted stock units, and performance stock units are considered to be potentially dilutive securities. Basic and diluted earnings (loss) attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holder of the Series A Redeemable Convertible Preferred Stock, Series A Warrants and Series B Warrants does not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three and six months ended June 30, 2026 and 2025 because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series A Redeemable Convertible Preferred Stock	—	7,940	—	7,940
Series A Warrants and Series B Warrants	—	4,367	—	4,367
Restricted stock units and performance stock units	634	954	3	954
Outstanding stock options	1,031	1,833	170	1,833

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series A Redeemable Convertible Preferred Stock	—	7,940	—	7,940
Series A Warrants	—	1,787	—	1,756
Series B Warrants	—	1,688	—	1,649
Restricted stock units and performance stock units	334	526	3	550
Outstanding stock options	1,030	1,072	170	1,004
Total	1,364	13,013	173	12,899

Note 15. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net income (loss) to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total assets. As of June 30, 2026 and December 31, 2025, 99% of long-lived assets were in the United States. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net income (loss) is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$16,495	$13,935	$29,923	$28,094
Less:
Personnel expense	6,537	6,851	13,665	13,786
Acquisition-related costs	—	4,174	(4,373)	8,399
Other cost of revenue[1]	3,326	3,562	6,785	7,331
Other research and development expense[1]	278	392	587	803
Other sales and marketing expense[1]	856	1,681	1,765	2,874
Other general and administrative expense[1]	1,911	1,712	3,845	3,399
Stock-based compensation expense	347	757	1,037	1,410
Change in fair value of warrant liabilities	(1,230)	(4,332)	(25,178)	17,382
Depreciation expense	878	865	1,782	1,709
Amortization expense	228	230	457	462
Acquisition-related income	-	—	(10,000)	—
Other income, net	(171)	(193)	(316)	(352)
Net income (loss)	$3,535	$(1,764)	$39,867	$(29,109)

1 The Company deducts personnel expense, stock-based compensation expense, depreciation expense, and amortization expense from GAAP expenses to arrive at other costs and expenses.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 16. Subsequent Events

In July 2026, the Company received $894 in IEEPA tariff refunds. Refer to Note 10, Commitments and Contingencies.

In August 2026, the Company entered into a $10,000 asset-based revolving credit facility with Salem Five Cents Savings Bank maturing August 2028. The revolving credit facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, subject to customary exclusions. The amount available to borrow under the revolving credit facility is based on certain accounts receivable and future lease receivables. Borrowings under the revolving credit facility bear interest at the 1-month term SOFR plus 3%, which reduces to 1-month term SOFR plus 2.5% if no event of default occurs in the first year. The revolving credit facility contains customary events of default, including, without limitation, failure to make any payment when due. The revolving credit facility may be terminated at any time.

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

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Europe and Asia and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of June 30, 2026, consisted of approximately 70 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue increased from $13.9 million for the three months ended June 30, 2025 to $16.5 million for the three months ended June 30, 2026, representing an increase of 18%, primarily due to increased procedure volume. Our net income was $3.5 million for the three months ended June 30, 2026 compared to a net loss of $1.8 million for the three months ended June 30, 2025. Net income for the three months ended June 30, 2026 was primarily due to a $1.2 million decrease in the change in fair value of warrant liabilities. Net loss for the three months ended June 30, 2025 was primarily due to a $4.3 million increase in the change in fair value of warrant liabilities. Our revenue increased from $28.1 million for the six months ended June 30, 2025 to $29.9 million for the six months ended June 30, 2026, representing an increase of 7%, primarily due to an increase in procedure volume offset by a decrease in system sales. Our net income was $39.9 million for the six months ended June 30, 2026 compared to a net loss of $29.1 million for the six months ended June 30, 2025. Our installed base of Systems is approximately 445 as of June 30, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
System	$2,809	$2,576	$3,645	$5,208
Recurring revenue:
Procedure	10,233	8,334	19,473	16,620
Lease	1,772	1,645	3,453	3,529
Service	1,681	1,380	3,352	2,737
Total recurring revenue	13,686	11,359	26,278	22,886
Total revenue	$16,495	$13,935	$29,923	$28,094
Recurring revenue %	83%	82%	88%	81%

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

Selling, General and Administrative Expense

Our selling, general and administrative expenses consist primarily of acquisition-related costs, personnel costs, such as salaries and wages, including stock-based compensation and benefits, professional fees, marketing, insurance, travel and other expenses, and acquisition-related costs related to the then-pending merger with Alcon Research, LLC. We are continuing to grow our sales efforts in the United States. We expect our selling, general and administrative expenses to continue to increase in association with our planned growth.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
(Dollars in thousands)	2026	2025	Year (%)	2026	2025	Year (%)
Revenue
Product	$13,042	$10,910	20%	$23,118	$21,828	6%
Lease	1,772	1,645	8%	3,453	3,529	(2)%
Service	1,681	1,380	22%	3,352	2,737	22%
Total revenue	$16,495	$13,935	18%	$29,923	$28,094	7%
Cost of revenue (excluding intangible amortization)
Product	$3,839	$4,315	(11)%	$7,786	$8,781	(11)%
Lease	851	859	(1)%	1,740	1,689	3%
Service	2,029	1,737	17%	4,239	3,475	22%
Total cost of revenue	$6,719	$6,911	(3)%	$13,765	$13,945	(1)%

Revenue

Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

Total revenue for the three months ended June 30, 2026 increased by $2.6 million, or 18%, compared to the three months ended June 30, 2025.

Product revenue for the three months ended June 30, 2026 increased by $2.1 million, or 20%, compared to the three months ended June 30, 2025. The increase was primarily attributable to increased procedure volume of $1.9 million and increased System sales of $0.2 million.

The following table provides information about procedure volume:

	2026	2025	2024
Q1	54,094	52,347	39,486
Q2	58,682	52,100	42,203
Q3	—	46,811	42,231
Q4	—	54,756	45,586
Total procedure volume	112,776	206,014	169,506

Service revenue for the three months ended June 30, 2026 increased by $0.3 million, or 22%, compared to the three months ended June 30, 2025. The increase was primarily attributable to the increased number of System placements. Our U.S. sales represented 71% and 63% of product and service revenue for the three months ended June 30, 2026 and 2025, respectively.

Lease revenue for the three months ended June 30, 2026 increased by $0.1 million, or 8%, compared to the three months ended June 30, 2025. The increase was primarily attributable to an increase in leased Systems.

The U.S. government has implemented significant changes in U.S. trade policy and taken certain actions that have impacted our business, including imposing tariffs on certain goods imported into the United States. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for our products in these regions. The imposition of tariffs has increased the cost of the raw materials used in our ALLY Systems and PIDs. To date, we have not increased sales prices to our customers resulting in a reduction in our gross margin.

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

Total revenue for the six months ended June 30, 2026 increased by $1.8 million, or 7%, compared to the six months ended June 30, 2025.

Product revenue for the six months ended June 30, 2026 increased by $1.3 million, or 6%, compared to the six months ended June 30, 2025. The increase was primarily attributable to increased procedure volume of $2.9 million offset by decreased System sales of $1.6 million.

Service revenue for the six months ended June 30, 2026 increased by $0.6 million, or 22%, compared to the six months ended June 30, 2025. The increase was primarily attributable to the increased number of System placements. Our U.S. sales represented 72% and 59% of product and service revenue for the six months ended June 30, 2026 and 2025, respectively.

Lease revenue for the six months ended June 30, 2026 decreased by $0.1 million, or 2%, compared to the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in the number of leased LLS units, partially offset by an increase in leased ALLY Systems.

Cost of Revenue

Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

Total cost of revenue for the three months ended June 30, 2026 decreased by $0.2 million, or 3%, compared to the three months ended June 30, 2025.

Cost of product revenue for the three months ended June 30, 2026 decreased by $0.5 million, or 11%, compared to the three months ended June 30, 2025. The decrease in cost of product revenue was primarily due to the IEEPA tariff refund of $1.1 million offset by the increase in System sales.

We import certain raw materials for our ALLY System and PIDs from regions that have been impacted by the tariffs imposed by the U.S. government. This has resulted in an increase in the cost of our products and a negative impact to our gross profit margin. However, this quarter, the IEEPA tariff refund had a positive impact on our gross profit margin.

Cost of service revenue for the three months ended June 30, 2026 increased by $0.3 million, or 17%, compared to the three months ended June 30, 2025. The increase in cost of service revenue was primarily due to the increased number of System placements.

Cost of lease revenue was $0.9 million for the three months ended June 30, 2026, which was consistent with the three months ended June 30, 2025.

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

Total cost of revenue for the six months ended June 30, 2026 decreased by $0.2 million, or 1%, compared to the six months ended June 30, 2025. The decrease in cost of product revenue was primarily due to the IEEPA tariff refund of $1.1 million offset by the increase in System sales.

Cost of product revenue for the six months ended June 30, 2026 decreased by $1.0 million, or 11%, compared to the six months ended June 30, 2025. The decrease in cost of product revenue was primarily due to the IEEPA tariff refund of $1.1 million.

Cost of service revenue for the six months ended June 30, 2026 increased by $0.8 million, or 22%, compared to the six months ended June 30, 2025. The increase in cost of service revenue was primarily due to the increased number of System placements.

Cost of lease revenue for the six months ended June 30, 2026 increased by $0.1 million, or 3%, compared to six months ended June 30, 2025. The increase was primarily attributable to the depreciation of leased Systems as the number of leased Systems continued to grow.

Operating Expenses

Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2026 decreased by $5.5 million, or 47%, compared to the three months ended June 30, 2025. General and administrative costs decreased by $4.2 million of acquisition-related costs incurred during the three months ended June 30, 2025, which were not incurred for the three months ended June 30, 2026. Sales and marketing expenses decreased by $1.0 million due to program-level spending due to the pending merger at the time. We expect selling, general and administrative expenses to increase as we return to our historical levels of System placements.

Research and Development. Research and development expenses for the three months ended June 30, 2026 decreased by $0.2 million, or 11%, compared to the three months ended June 30, 2025.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended June 30, 2026, consistent with the three months ended June 30, 2025.

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2026 decreased by $14.1 million, or 62%, compared to the six months ended June 30, 2025. General and administrative costs decreased by $12.8 million in acquisition-related costs. Sales and marketing expenses decreased by $1.2 million due to the pending merger at the time. We expect selling, general and administrative expenses to increase as we return to our historical levels of System placements.

Research and Development. Research and development expenses for the six months ended June 30, 2026 decreased by $0.3 million, or 10%, compared to the six months ended June 30, 2025.

Amortization of Intangible Assets. Amortization of intangible assets was $0.5 million for the six months ended June 30, 2026, consistent with the six months ended June 30, 2025.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended June 30, 2026 were $1.4 million as compared to $4.5 million for the three months ended June 30, 2025. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-operating income and expenses, net for the six months ended June 30, 2026 were $35.5 million of income as compared to $17.0 million of expense for the six months ended June 30, 2025. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period and $10.0 million in acquisition-related income from the Merger Deposit in the six months ended June 30, 2026.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net loss below for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income (loss)	$3,535	$(1,764)	$39,867	$(29,109)
Less: Interest income	(171)	(193)	(316)	(352)
Add: Depreciation expense	878	865	1,782	1,709
Add: Amortization expense	228	230	457	462
EBITDA	4,470	(862)	41,790	(27,290)
Add: Stock-based compensation expense	347	766	1,037	1,420
Add: Change in fair value of warrant liabilities	(1,230)	(4,332)	(25,178)	17,382
Add: Acquisition-related costs	—	4,174	(4,373)	8,399
Less: Acquisition-related income	—	—	(10,000)	—
Adjusted EBITDA	$3,587	$(254)	$3,276	$(89)

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

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2026 and 2025, we had net income of $39.9 million and net loss of $29.1 million, respectively, and as of June 30, 2026, we had an accumulated deficit of $137.7 million. Net income for the six months ended June 30, 2026 was primarily due to non-operating income consisting of the change in fair value of warrant liabilities and the Merger Deposit. The change in fair value of warrant liabilities increased net income by $25.2 million in the six months ended June 30, 2026, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of the decrease in the Company’s stock price during the six months ended June 30, 2026. We expect to continue to incur losses and operating cash outflows for the near-term future.

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

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables, and a $10.0 million asset-based revolving credit facility secured in August 2026. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures, recently enacted tariffs, and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. We have also experienced some reduced activity by our distributors following the announcement of the Merger, and we have adjusted our purchasing and production to manage our inventory accordingly. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

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

In March 2026, we entered into a Priority Credit Line Agreement, or the PCL Agreement, with Wells Fargo Bank, N.A, or Wells Fargo. The PCL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo, or the Collateral Account, of an amount based on the collateral value in the Collateral Account. We are permitted to borrow 90-95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement bear interest, at our election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account. At June 30, 2026, we have not utilized the PCL. The PCL Agreement was subsequently terminated in August 2026.

In August 2026, the Company entered into a $10.0 million asset-based revolving credit facility with Salem Five Cents Savings Bank (the “Revolving Credit Facility”). The Revolving Credit Facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, subject to customary exclusions. The amount available to borrow is based on certain accounts receivable and future lease receivables. Borrowings under the revolving credit facility bear interest at the 1-month term SOFR plus 3%, which reduces to 1-month term SOFR plus 2.5% if no event of default occurs in the first year. The Revolving Credit Facility contains customary events of default, including, without limitation, failure to make any payment when due. The Revolving Credit Facility expires, and any amounts outstanding thereunder will become due and payable, on August 10, 2028 (the “Revolver Termination Date”), but we may be terminate at any time prior to the Revolver Termination Date without premium or penalty.

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

Our material contractual obligations and commercial commitments at June 30, 2026 primarily consist of $2.4 million in operating lease liabilities for our facility lease and $9.3 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 18 months. In addition, we owe $8.1 million in acquisition-related costs, of which $4.4 million is classified as accounts payable, current and $3.8 million is classified as accounts payable, long-term on the condensed balance sheet at June 30, 2026. Furthermore, in connection with negotiated reduced acquisition-related cost payments, the Company agreed to pay certain acquisition-related vendors $1,000 in the event of a change in control.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Net cash used in operating activities	$(4,398)	$(11,936)
Net cash provided by (used in) investing activities	4,965	(6,961)
Net cash provided by financing activities	24	9,784
Net increase (decrease) in cash and cash equivalents	$591	$(9,113)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $4.4 million, consisting primarily of net income of $39.9 million offset by non-cash charges of $31.5 million and a decrease in net operating assets of $12.8 million. Non-cash charges primarily consisted of the change in fair value of warrant liabilities and acquisition-related income from recognizing the Merger Deposit. The decrease in net operating assets was primarily due to changes in accounts payable, accrued liabilities, and inventories.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $5.0 million, consisting of maturities of investments.

Net cash used in investing activities for the six months ended June 30, 2025 was $7.0 million, consisting primarily of investment purchases, offset by maturities of investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was not material.

Net cash provided by financing activities for the six months ended June 30, 2025 was $9.8 million, consisting primarily of the Merger Deposit.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended June 30, 2026, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $13.6 million as of June 30, 2026. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of June 30, 2026.

In addition, we are exposed to changes in interest rates under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at the 1-month term SOFR plus 3%, which reduces to 1-month term SOFR plus 2.5% if no event of default occurs in the first year. As of August 13, 2026, we had no borrowings outstanding under the Revolving Credit Facility.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of June 30, 2026, no customer accounted for more than 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, refer to Note 10, Commitments and contingencies, to our unaudited financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

Our announcement of having entered into the Agreement and Plan of Merger, dated as of March 23, 2025, by and among the Company, Alcon Research, LLC, a Delaware limited liability company (“Alcon”), and VMI Option Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Alcon (“Merger Sub”) has caused, and may continue to cause, a material disruption to our business. We also announced that the Merger Agreement has been terminated by us and Alcon, as described below. We are subject to several risks as a result of the announcement and subsequent termination of the Merger Agreement, including, but not limited to, the following:

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

In connection with the Merger, certain purported stockholders of the Company have sent demand letters (the “Demands”) alleging deficiencies and/or omissions regarding the disclosures made in the preliminary proxy statement filed by the Company with the SEC on May 7, 2025 or the definitive proxy statement filed by the Company with the SEC on May 19, 2025. In addition, certain purported stockholders filed a verified complaint to compel the inspection of books and records in the Delaware Court of Chancery in order to investigate, among other things, purported breaches of fiduciary duty by members of the Company’s board of directors in connection with the Merger, in an action captioned Schaper v. Lensar, Inc., C.A. No. 2025-0749-RUA. On July 20, 2026, the stockholders voluntarily dismissed their complaint without prejudice. We may also be subject to additional demands or filed actions related to the termination of the Merger Agreement. These actions could have the effect of increasing the Company’s costs, diverting our management’s attention and resources, or resulting in the payment of damages, which could result in a material adverse effect on our business, financial condition and results of operations.

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

For the years ended December 31, 2024 and 2025, we had net losses of $31.4 million and $34.3 million, respectively, and for the six months ended June 30, 2025 and 2026, we had net losses of $29.1 million and net income of $39.9 million, respectively. As of June 30, 2026, we had an accumulated deficit of $137.7 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration, or FDA, and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the six months ended June 30, 2026, one customer accounted for approximately 14% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our future capital needs are uncertain, and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We expect our revenues and expenses to increase in connection with our ongoing activities, particularly as we continue to execute on our business strategy, including investment in our sales and customer support teams. The primary factors determining our cash needs are the funding of operations, which we expect to continue to expand as the business grows, and enhancing our product offerings through the research and development, further regulatory clearances and launches of the ALLY System. Our future liquidity needs, and ability to address those needs, will largely be determined by the success of our commercial efforts and those of our distributors; the timing, scope and magnitude of our commercial and development activities; and the timing of further regulatory clearance or certification of our ALLY System. We have also experienced negative effects on our capital requirements from supply chain interruptions, and we expect that supply chain disruptions will negatively affect our capital requirements and the availability of funds to finance those requirements in the future. Tariffs have resulted in increased costs on various components within the ALLY System and PIDs. As we have not passed on these additional costs to our customers, we have experienced a negative impact on our gross margin, which may continue to the extent we take this approach in future periods. Any tariff refunds we receive, such as refunds of IEEPA tariffs, may not fully offset related costs. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed and on acceptable terms, if at all.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 50.1% of our total outstanding shares of common stock based on our shares outstanding as of June 30, 2026, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 11, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

Our debt arrangements contain certain covenants and restrictions that may limit our flexibility in operating our business, and any failure to satisfy those covenants and restrictions could adversely affect our business and financial condition.

The agreement governing our Revolving Credit Facility (the “Credit Agreement”) contains various affirmative and negative covenants and restrictions that limit our ability to engage in specific types of transactions, including limitations on our ability to:

•
incur liens;
•
incur or guarantee additional indebtedness or make payment on certain debt;
•
pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•
make certain investments, including loans to other parties and forming new subsidiaries;
•
make certain capital expenditures;
•
enter into certain transactions with affiliates;
•
transfer or sell assets; and/or
•
merge, dissolve, liquidate or consolidate.

As of August 13, 2026, no revolving credit loans were outstanding under the Revolving Credit Facility. To the extent our cash flow from operations are needed to satisfy the payment of principal and interest on our debt, we will have less availability from such cash flow to fund operations, capital expenditures, and future business opportunities.

The interest rates on any borrowings under the Revolving Credit Facility will be variable and therefore we will be exposed to changes in interest rates, which could materially impact our ability to make interest payments as well as our results of operations and financial condition. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. A failure by us or our subsidiaries to comply with the agreements governing our indebtedness could result in an event of default under such indebtedness and its acceleration by the lenders, which could adversely affect our ability to respond to changes in our business and manage our operations.

In addition, the Credit Agreement requires us to maintain a minimum of $3.0 million in cash on deposit with Salem Five Cents Savings Bank until we demonstrate compliance with a minimum EBITDA covenant for the fiscal year ending December 31, 2026 and to be in compliance with a 1.25 to 1.00 debt service coverage ratio commencing with the earlier of March 31, 2027 and the first fiscal quarter in which the revolving credit facility is drawn.

Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated and/or our lenders were to exercise other remedies, there can be no assurance that our assets would be sufficient to satisfy the accelerated obligations and any related amounts in full, which could have a material adverse effect on our business, financial condition, and results of operations.

Any additional debt financing or equity that we raise may also contain terms that restrict our operations or our ability to incur additional debt, or are otherwise not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures, changes in our supplier relationships or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our business and financial goals or to achieve or maintain profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

Insurance agencies or insurers have recognized the use of advanced technologies during cataract surgery for their ability to provide patients with a reduced dependency on glasses or contact lenses after surgery. However the use of these advanced technologies is not part of the covered services provided by insurers. Patients may elect to have these advanced technologies used during their cataract procedure as a patient or private-pay part of their procedure. The ALLY System is an elective advanced technology that qualifies for patient or private-pay when used during cataract surgery, but does not qualify as a covered service. When the patient elects to have the ALLY System to be used during cataract surgery, the standard portion of the procedure is paid for by the third-party payor and the patient pays for the advanced or premium part of the procedure.

Therefore, adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs, for certain procedures using our ALLY System or other products we may develop in the future, if approved, is central to the acceptance and adoption of these products. Hospitals, healthcare facilities, physicians and other healthcare providers that may purchase and use our ALLY System generally rely on third-party payors to pay for a part of the costs and fees associated with certain procedures using our ALLY System. If third-party payors reduce their levels of payment, if our costs of production increase faster than increases in reimbursement levels or if third-party payors deny reimbursement for procedures using our ALLY System, our ALLY System may not be adopted or accepted by hospitals, healthcare facilities, physicians or other healthcare providers and the prices paid for a procedure using our ALLY System may decline, which could have a material adverse effect on our business, financial condition or results of operations.

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

On June 16, 2025, an amendment to the Medical Devices Regulations 2002, or UK Medical Devices Regulations, became applicable which is intended to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. It also intends to bring the UK regulatory framework for medical devices, which is based on the EU Medical Devices Directive, into closer alignment with the EU Medical Devices Regulation. In addition, on May 8, 2026, the MHRA published a draft amendment to the UK Medical Devices Regulations, that if implemented, will update the pre-market requirements for medical devices in Great Britain. The draft amendment is expected to be adopted in December 2026 and come into force in June 2027, subject to review and approval by the UK Parliament. Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be “UKCA” self-certified, and other medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until June 30, 2030. The MHRA launched a consultation from February 16, 2026 to April 10, 2026 regarding the indefinite recognition of EU Medical Devices Regulation-compliant medical devices in Great Britain. The outcome of this consultation is currently pending. Medical devices also need to bear a physical UKCA mark in order to be lawfully placed on the Great Britain market. However, the draft amendment to the UK Medical Devices Regulations would remove the requirement for a medical device and its labeling (for example packaging and instructions for use) in Great Britain to bear a physical UKCA mark. Instead of requiring a medical device and its labeling to bear a UKCA mark, manufacturers would be required to assign a unique design identification, (“UDI”), to a medical device and register the UDI in a publicly accessible database before the medical device is placed on the Great Britain market. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our medical devices, but we may need to assign and affix a UDI, and register the UDI in a publicly accessible database.

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

In addition, the regulatory landscape related to medical devices in the EU recently evolved, and continues to undergo legislative changes. On May 26, 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules. In addition, on December 16, 2025, the European Commission published a targeted revision proposal of the MDR to address structural issues, certification delays, and burdens on Small and medium-sized enterprises (“SMEs”). The proposal entered the ordinary legislative process in March 2026 and is currently not expected to be adopted before late 2026 or early 2027.

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

We own numerous issued patents and pending patent applications. As of June 30, 2026, we owned approximately 74 U.S. patents, 24 pending U.S. patent applications, 239 issued foreign patents, and 73 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interaction, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, various comprehensive state privacy laws, including the California Consumer Privacy Act (“CCPA”), regulate the use of automated decision-making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making. Many states have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes.

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

In Europe, on August 1, 2024, the EU Artificial Intelligence Act, or the EU AI Act, entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements were expected to apply from August 2, 2026. However, on May 7, 2026, EU legislators reached a provisional political agreement on the Digital Omnibus on AI, which defers the compliance deadline for high-risk AI systems from August 2, 2026 to December 2, 2027 (or August 2, 2028 for AI systems embedded in regulated products). This agreement has not yet been formally adopted as of the date of this filing. Certain requirements, including transparency obligations, apply from August 2, 2026 regardless. The EU AI Act applies to companies that develop, use and/or provide AI systems in the EU and depending on the AI use case includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive are expected to have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on individuals, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union, or the CJEU, has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 50.1% of our total outstanding shares of common stock based on our shares outstanding as of June 30, 2026, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as we remain a smaller reporting company. Under current Exchange Act rules, we will remain a smaller reporting company for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

North Run Capital, LP, or North Run, and its affiliates held 44.9% of the voting power of our capital stock based on shares outstanding as of June 30, 2026, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

For as long as we remain a non-accelerated filer, we will not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which would require our independent auditors to issue an opinion on their audit of our internal control over financial reporting, until the date we cease to be a non-accelerated filer. If, once we are required to comply with Section 404(b) under the Sarbanes-Oxley Act, our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock, could decline.

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

As of December 31, 2025, we had net operating loss, or NOL, carryforwards of $52.6 million for U.S. federal income tax purposes and $36.1 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOL carryforwards are not subject to expiration, but generally may be used to offset only 80% of future taxable income in a given year. Certain of our state NOL carryforwards begin to expire in 2028. Our state NOL carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) The information set forth below is included for the purpose of providing disclosure under Item 1.01 – “Entry into a Material Definitive Agreement” of Form 8-K.

On August 10, 2026, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Salem Five Cents Savings Bank (the “Lender”), providing for a $10.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) secured by a first priority perfected security interest in substantially all of the assets of the Company, subject to customary exclusions.

The amount available to borrow under the Revolving Credit Facility is based on certain accounts receivable and future lease receivables. Borrowings under the Revolving Credit Facility bear interest at the 1-month term SOFR plus 3%, which reduces to 1-month term SOFR plus 2.5% if no event of default occurs in the first year.

The Credit Agreement contains customary conditions precedent, representations and warranties, affirmative and negative covenants, events of default and indemnities. Certain changes of control with respect to the Company would constitute an event of default under the Credit Agreement. Upon the occurrence and during the continuance of an event of default, the Lender could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the Credit Agreement. Borrowings under the Revolving Credit Facility are prepayable at the Company’s option in whole or in part without premium or penalty.

In addition, the Credit Agreement requires the Company to maintain a minimum of $3.0 million in cash on deposit with the Lender until the Company demonstrates compliance with a minimum EBITDA covenant for the fiscal year ending December 31, 2026 and to be in compliance with a 1.25 to 1.00 debt service coverage ratio commencing with the earlier of March 31, 2027 and the first fiscal quarter in which the Revolving Credit Facility is drawn.

The Revolving Credit Facility expires, and any amounts outstanding thereunder will become due and payable, on August 10, 2028 (the “Revolver Termination Date”), but may be terminated by the Company at any time prior to the Revolver Termination Date without premium or penalty.

As of August 13, 2026, no revolving credit loans were outstanding under the Revolving Credit Facility.

The foregoing description of the Credit Agreement and the Revolving Credit Facility is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.2 to this Quarterly Report and incorporated by reference herein.

(b) None.

(c) During the three months ended June 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-Q	001-39473	3.2	11/07/2024

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	5/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

4.3	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	5/18/2023

4.4	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	5/18/2023

10.1	Consulting Agreement, dated May 26, 2026, by and between the Company and Monomoy Advisors LLC					*

10.2	Loan and Security Agreement, dated August 10, 2026, by and between the Company and Salem Five Cents Savings Bank					*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: August 13, 2026	By:	/s/ Nicholas T. Curtis
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026		/s/ Michael A. Rossi
Michael A. Rossi
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2026		/s/ Kendra W. Wong
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)