Form 10-Q
period 2026-09-30
LENSAR, Inc.
filed 2026-11-10
CIK 1320350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

As of October 31, 2026, there were 12,294,241 shares of the registrant’s Common Stock outstanding.

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LENSAR, Inc.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product	$10,715	$11,367	$33,833	$33,195
Lease	1,712	1,560	5,165	5,089
Service	1,704	1,389	5,056	4,126
Total revenue	14,131	14,316	44,054	42,410
Cost of revenue (exclusive of amortization)
Product	3,494	5,649	11,280	14,430
Lease	836	909	2,576	2,598
Service	1,637	1,722	5,876	5,197
Total cost of revenue	5,967	8,280	19,732	22,225
Operating expenses
Selling, general and administrative expenses	8,063	12,020	16,733	34,827
Research and development expenses	1,307	1,367	3,965	4,326
Amortization of intangible assets	227	229	684	691
Total operating expenses	9,597	13,616	21,382	39,844
Operating (loss) income	(1,433)	(7,580)	2,940	(19,659)
Other (expense) income
Change in fair value of warrant liabilities	(3,365)	3,734	21,813	(13,648)
Acquisition-related income	—	—	10,000	—
Other income, net	75	133	391	485
Net (loss) income	(4,723)	(3,713)	35,144	(32,822)
Other comprehensive (loss) income
Change in unrealized gain (loss) on investments	—	8	(4)	(1)
Net (loss) income and comprehensive (loss) income	$(4,723)	$(3,705)	$35,140	$(32,823)
(Loss) income per common share:
Basic	$(0.38)	$(0.31)	$1.43	$(2.75)
Diluted	$(0.38)	$(0.31)	$0.56	$(2.75)
Weighted-average number of common shares used in calculation of net (loss) income per common share:
Basic	12,398	12,044	12,286	11,920
Diluted	12,398	12,044	23,868	11,920

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,622	$12,974
Short-term investments	—	5,004
Accounts receivable, net of allowance of $68 and $62, respectively	5,138	6,377
Notes receivable, net of allowance of $10 and $6, respectively	485	295
Inventories	25,141	21,520
Prepaid and other current assets	1,101	601
Total current assets	44,487	46,771
Property and equipment, net	524	505
Equipment under lease, net	14,434	15,485
Notes and other receivables, long-term, net of allowance of $10 and $15, respectively	510	731
Intangible assets, net	4,507	5,191
Other assets	2,606	2,747
Total assets	$67,068	$71,430
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,855	$18,982
Accrued liabilities	6,445	7,771
Deferred revenue	2,712	3,074
Operating lease liabilities	799	747
Acquisition-related deposit	—	10,000
Total current liabilities	19,811	40,574
Long-term accounts payable	1,875	—
Long-term operating lease liabilities	1,387	1,988
Warrant liabilities	18,381	40,194
Other long-term liabilities	763	909
Total liabilities	42,217	83,665
Commitments and contingencies (Note 11)
Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, 20 shares authorized at September 30, 2026 and December 31, 2025; 20 shares issued and outstanding at September 30, 2026 and December 31, 2025; aggregate liquidation preference of $20,000 at September 30, 2026 and December 31, 2025	13,784	13,784
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 9,980 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized at September 30, 2026 and December 31, 2025; 12,291 and 11,993 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	123	120
Additional paid-in capital	153,375	151,432
Accumulated other comprehensive income	—	4
Accumulated deficit	(142,431)	(177,575)
Total stockholders’ equity (deficit)	11,067	(26,019)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$67,068	$71,430

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$35,144	$(32,822)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	2,625	2,637
Amortization of intangible assets	684	691
Non-cash operating lease cost	557	356
Provision for expected credit losses	5	(59)
Write-down of inventory	36	—
Loss on disposal of property and equipment	—	58
Stock-based compensation expense	1,887	2,270
Change in fair value of warrant liabilities	(21,813)	13,648
Acquisition-related income	(10,000)	—
Amortization on investments, net	1	(163)
Changes in operating assets and liabilities:
Accounts receivable	1,233	272
Notes receivable	33	432
Prepaid and other current assets	(500)	839
Inventories	(5,095)	(13,966)
Accounts payable	(7,262)	8,799
Accrued liabilities	(1,326)	1,087
Deferred revenue	(511)	878
Operating lease liabilities	(548)	(366)
Other	(414)	(40)
Net cash used in operating activities	(5,264)	(15,449)
Cash flows from investing activities
Investment maturities	5,000	9,000
Purchase of investments	—	(11,878)
Purchase of property and equipment	(147)	(83)
Net cash provided by (used in) investing activities	4,853	(2,961)
Cash flows from financing activities
Proceeds from issuance of common stock through option exercises	90	34
Proceeds from issuance of common stock under employee stock purchase plan	259	175
Net settlement of stock-based compensation awards	(290)	(425)
Proceeds from acquisition-related deposit	—	10,000
Net cash provided by financing activities	59	9,784
Net decrease in cash and cash equivalents	(352)	(8,626)
Cash and cash equivalents at beginning of the period	12,974	16,263
Cash and cash equivalents at end of the period	$12,622	$7,637

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash paid for taxes	$28	$42

Supplemental schedule of non-cash investing and financing activities
Transfer from Inventories to Equipment under lease, net	$1,437	$4,799

The accompanying notes are an integral part of these condensed financial statements

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	Series A						Accumulated	Total
	Redeemable Convertible				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of December 31, 2025	20	$13,784	11,993	$120	$151,432	$(177,575)	$4	$(26,019)
Exercise of stock options under the Incentive Plans	—	—	6	—	15	—	—	15
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	102	1	(225)	—	—	(224)
Stock-based compensation under the Incentive Plans	—	—	—	—	690	—	—	690
Net income	—	—	—	—	—	36,332	—	36,332
Change in unrealized loss on investments	—	—	—	—	—	—	(4)	(4)
Balance as of March 31, 2026	20	13,784	12,101	121	151,912	(141,243)	—	10,790
Exercise of stock options under the Incentive Plans	—	—	15	—	40	—	—	40
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	114	1	(67)	—	—	(66)
Issuance of common stock under the 2020 ESPP	—	—	52	1	258	—	—	259
Stock-based compensation under the Incentive Plans	—	—	—	—	347	—	—	347
Net income	—	—	—	—	-	3,535	—	3,535
Balance as of June 30, 2026	20	13,784	12,282	123	152,490	(137,708)	—	14,905
Exercise of stock options under the Incentive Plans	—	—	9	—	35	—	—	35
Stock-based compensation under the Incentive Plans	—	—	—	—	850	—	—	850
Net income	—	—	—	—	—	(4,723)	—	(4,723)
Balance at September 30, 2026	20	$13,784	12,291	$123	$153,375	$(142,431)	$—	$11,067

LENSAR, Inc.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT), continued

(Unaudited)

(In thousands)

							Accumulated
	Series A						Other	Total
	Redeemable Convertible				Additional		Comprehensive	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance as of December 31, 2024	20	$13,784	11,654	$116	$148,035	$(143,295)	$6	$4,862
Exercise of stock options under the Incentive Plans	—	—	5	—	21	—	—	21
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	131	2	(332)	—	—	(330)
Stock-based compensation under the Incentive Plans	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	(27,345)	—	(27,345)
Change in unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2025	20	13,784	11,790	118	148,378	(170,640)	3	(22,141)
Exercise of stock options under the Incentive Plans	—	—	2	—	13	—	—	13
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	113	1	(96)	—	—	(95)
Issuance of common stock under the 2020 ESPP	—	—	28	—	175	—	—	175
Stock-based compensation under the Incentive Plans	—	—	—	—	766	—	—	766
Net loss	—	—	—	—	—	(1,764)	—	(1,764)
Change in unrealized loss on investments	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2025	20	13,784	11,933	119	149,236	(172,404)	(3)	(23,052)
Issuance of common stock under the Incentive Plans, net of forfeitures	—	—	2	—	—	—	—	—
Stock-based compensation under the Incentive Plans	—	—	—	—	850	—	—	850
Net loss	—	—	—	—	—	(3,713)	—	(3,713)
Change in unrealized loss on investments	—	—	—	—	—	—	8	8
Balance at September 30, 2025	20	$13,784	11,935	$119	$150,086	$(176,117)	$5	$(25,907)

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

The Company has incurred recurring losses and operating cash outflows since its inception and, as of September 30, 2026, had an accumulated deficit of $142,431. The Company expects to continue to incur losses and cash outflows from operating activities for the near-term future. Pricing increases in component parts for the ALLY System resulting from inflationary pressures, related macroeconomic conditions, and tariffs may necessitate an increase in overall cost to customers, which in turn may have an adverse impact on customer demand. To date, the Company has not increased prices to customers.

Management believes the Company’s cash, cash equivalents, and investments on hand, together with cash generated from the future sale and lease of products, and commitments available under a $10,000 asset-based revolving credit facility entered into in August 2026, will provide sufficient funds for its operating, investing, and financing cash flows for a period of at least twelve months from the date of issuance of these financial statements. Refer to Note 10, Revolving Credit Facility, for more information about the asset-based revolving credit facility. The U.S. government has recently implemented significant changes in U.S. trade policy and taken certain actions that have impacted the Company’s business, including imposing tariffs on certain goods imported into the United States, and we have seen a resulting negative impact on our gross profit margin, as we have not passed on these additional costs to our customers. Some of these changes have triggered retaliatory actions by affected countries that could negatively impact demand for the Company’s products in these regions, as well as negatively impact the Company’s gross profit margin. In addition, the Company’s growth depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timelines and at an acceptable price to satisfy customer demand. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels. The Company’s liquidity needs will be largely determined by the Company’s ability to continue to successfully commercialize its products, additional regulatory clearances or certifications, the launch of the ALLY System in additional jurisdictions in the future, and levels of investment in sales, marketing, research, and development costs. In the future, the Company may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources in the future. The Company may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of the Company’s control, and the Company may be unable to raise financing when needed, or on terms favorable to the Company. If the necessary funds are not available from these sources, the Company may have to delay, reduce or suspend the scope of its sales and marketing efforts, research and development activities, or other components of its operations.

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

The Company received a $10,000 cash deposit towards the aggregate cash consideration (the “Merger Deposit”). As of such date, the Merger Deposit was considered the property of Alcon in accordance with the terms of the Merger Agreement. In connection with the termination of the Merger Agreement, Alcon agreed that the Company will retain the Merger Deposit of $10,000. The Merger Deposit was recorded as acquisition-related income in the condensed statements of operations and comprehensive (loss) income for the nine

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

months ended September 30, 2026. Refer to “Acquisition-Related Costs” in Note 2, Summary of Significant Accounting Policies, for information regarding acquisition-related costs.

In March 2026, the Company entered into a Priority Credit Line Agreement (“PCL Agreement”), by and between the Company and Wells Fargo Bank, N.A (“Wells Fargo”), which was subsequently terminated in August 2026. The PCL Agreement provided for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account. The Company was permitted to borrow 90-95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement would bear interest, at the Company’s election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contained customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account. No borrowings occurred under the PCL Agreement while in effect.

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

Acquisition-Related Costs

Acquisition-related costs, which consists of advisory, legal, accounting, valuation and other professional or consulting fees related to and incurred in association with the terminated Merger Agreement, were expensed as incurred and included within selling, general and administrative expenses in the condensed statements of operations and comprehensive (loss) income. During the nine months ended September 30, 2026, acquisition-related costs were reduced by $4,373 associated with previously recognized acquisition-related costs eliminated in conjunction with the terminated Merger Agreement as compared to $5,275 and $13,674 of acquisition-related costs incurred during the three and nine months ended September 30, 2025. In total, the Company incurred acquisition-related costs of $12,768 through merger termination. At September 30, 2026, the Company had liabilities related to acquisition-related costs of $6,820, of which $4,945 is classified as accounts payable, current and $1,875 is classified as accounts payable, long-term on the condensed balance sheet.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

In May 2023, the Company completed the Private Placement (as defined in Note 12, Redeemable Convertible Preferred Stock) with NR-GRI Partners, LP (“NR-GRI”), an affiliate of North Run Capital, LP (“North Run”). Pursuant to the terms of the Private Placement, Thomas B. Ellis and Todd B. Hammer, co-managing partners of North Run, joined the Company’s Board of Directors following the Company’s 2023 Annual Meeting of Stockholders. Refer to Note 9, Warrant Liabilities, and Note 12, Redeemable Convertible Preferred Stock, for more details related to the Private Placement.

Income Taxes

Income tax expense/(benefit) from continuing operations for the three and nine months ended September 30, 2026 and 2025 was $0 in each period, which resulted from maintaining a full valuation allowance against the Company’s net deferred tax assets.

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

Note 3. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table summarizes the Company’s product and service revenue disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$9,616	$8,669	$28,548	$23,119
Asia	885	1,735	4,100	7,048
Europe	1,869	2,311	6,063	6,970
Other	49	41	178	184
Total[1]	$12,419	$12,756	$38,889	$37,321

1 The table above does not include lease revenue of $1,712 and $1,560 for the three months ended September 30, 2026 and 2025, respectively, and $5,165 and $5,089 for the nine months ended September 30, 2026 and 2025, respectively. Substantially all lease revenue originates from the United States. Refer to Note 6, Leases.

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

The following table summarizes the activity in the allowance for credit losses:

Amount
Accounts receivable, allowance for credit losses as of December 31, 2025	$62
Change in provision for credit losses	6
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2026	$68

Accounts receivable, allowance for credit losses as of December 31, 2024	$105
Change in provision for credit losses	(50)
Write-offs	—
Accounts receivable, allowance for credit losses as of September 30, 2025	$55

Notes Receivable, Net – Notes receivable, net includes amounts billed and due from customers under extended payment terms with a significant financing component. Interest rates on notes receivable range from 6.0% to 8.0%. The Company recorded interest income on notes receivable during the three months ended September 30, 2026 and 2025 of $18 and $20, respectively, and during the nine months ended September 30, 2026 and 2025 of $54 and $68, respectively, in other income, net in the statement of operations.

The following table summarizes the activity in the allowance for notes receivable:

Amount
Notes receivable, allowance for credit losses as of December 31, 2025	$21
Change in provision for credit losses	(1)
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2026	$20

Notes receivable, allowance for credit losses as of December 31, 2024	$31
Change in provision for credit losses	(9)
Write-offs	—
Notes receivable, allowance for credit losses as of September 30, 2025	$22

Contract Assets – The Company's contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing has not yet occurred. The Company classifies contract assets in prepaid and other current assets in the Company's condensed balance sheets.

The Company did not have a contract assets balance at September 30, 2026 and December 31, 2025. The following table provides information about contract assets from contracts with customers:

Amount
Contract assets as of December 31, 2024	$236
Contract assets recognized	605
Payments received	(732)
Write-off due to contract modification	(109)
Contract assets as of September 30, 2025	$—

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table provides information about contract liabilities from contracts with customers:

	Classification	As of September 30, 2026	As of December 31, 2025
Contract liability, current	Deferred revenue	$266	$479
Deferred revenue, current	Deferred revenue	$2,446	$2,595
Deferred revenue, non-current	Other long-term liabilities	$761	$910

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

The following table provides information about deferred revenue and contract liabilities from contracts with customers:

Amount
Deferred revenue and contract liabilities as of December 31, 2025	$3,984
Billings not yet recognized as revenue	898
Beginning deferred revenue and contract liabilities recognized as revenue	(1,409)
Deferred revenue and contract liabilities as of September 30, 2026	$3,473

Deferred revenue and contract liabilities as of December 31, 2024	$2,373
Billings not yet recognized as revenue	2,521
Beginning deferred revenue and contract liabilities recognized as revenue	(1,642)
Deferred revenue and contract liabilities as of September 30, 2025	$3,252

Transaction Price Allocated to Future Performance Obligations

At September 30, 2026, the revenue expected to be recognized in future periods related to performance obligations that are unsatisfied for executed contracts with an original duration of one year or more was approximately $47,294. The Company expects to satisfy its remaining performance obligations by December 31, 2032, with $5,209 to be satisfied by December 31, 2026, $15,670 to be satisfied by December 31, 2027, $12,110 to be satisfied by December 31, 2028, $8,832 to be satisfied by December 31, 2029, $4,257 to be satisfied by December 31, 2030, $1,099 to be satisfied by December 31, 2031, and $117 to be satisfied thereafter. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for the products delivered or services performed.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth by level, within the fair value hierarchy, the Company's assets and liabilities at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,905	$—	$—	$11,905
Total assets	$11,905	$—	$—	$11,905

Liabilities
Warrant derivative liabilities	$—	$—	$18,381	$18,381
Total liabilities	$—	$—	$18,381	$18,381

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,850	$—	$—	$7,850
U.S. government securities	5,004	—	—	5,004
Total assets	$12,854	$—	$—	$12,854

Liabilities
Warrant derivative liabilities	$—	$—	$40,194	$40,194
Total liabilities	$—	$—	$40,194	$40,194

There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2026 and 2025.

The fair value of the Company’s financial assets that are measured at fair value on a recurring basis are as follows:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$11,905	$—	$—	$11,905
Total	$11,905	$—	$—	$11,905

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$7,850	$—	$—	$7,850
Short-term investments
U.S. government securities	5,000	4	—	5,004
Total	$12,850	$4	$—	$12,854

The change in fair value of warrant liabilities measured on a recurring basis using unobservable Level 3 inputs for the period ended September 30, 2026 is set forth below:

	Fair Value at December 31, 2025	Change in Fair Value	Fair Value at September 30, 2026
Series A Warrant	$20,635	$(10,952)	$9,683
Series B Warrant	19,559	(10,861)	8,698
Total warrant liabilities	$40,194	$(21,813)	$18,381

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 5. Inventories

Inventory balances were as follows:

	As of September 30, 2026	As of December 31, 2025
Finished Goods	$5,369	$4,622
Work-in-process	3,909	4,153
Raw Materials	15,863	12,745
Total	$25,141	$21,520

Note 6. Leases

Lessor Arrangements

The Company has operating leases for Systems. The Company’s leases have remaining lease terms of less than one year to five years. Lease revenue for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease revenue	$1,712	$1,560	$5,165	$5,089

Note 7. Intangible Assets

The components of intangible assets were as follows:

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships [1,2]	$4,292	$(3,209)	$1,083	$4,292	$(2,985)	$1,307
Acquired technology [1]	9,200	(5,776)	3,424	9,200	(5,316)	3,884
Acquired trademarks [1]	570	(570)	—	570	(570)	—
	$14,062	$(9,555)	$4,507	$14,062	$(8,871)	$5,191
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

Amortization expense for three months ended September 30, 2026 and 2025 was $227 and $229, respectively, and for the nine months ended September 30, 2026 and 2025 was $684 and $691, respectively.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Based on the intangible assets recorded at September 30, 2026, and assuming no subsequent additions to or impairment of the underlying assets, the remaining amortization expense is expected to be as follows:

Fiscal Year	Amount
Remainder of 2026	$227
2027	902
2028	694
2029	690
2030	690
Thereafter	1,304
Total remaining estimated amortization expense	$4,507

Note 8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2026	As of December 31, 2025
Compensation	$3,765	$5,050
Professional Services	1,888	415
Warranty	102	238
Inventory	—	1,305
Other	690	763
Total	$6,445	$7,771

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

The Company estimated the fair value of the warrant liabilities using recently quoted market prices of the Company's common stock and the Black-Scholes option pricing model. The fair value of the warrant liabilities was estimated using the following assumptions as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.7%	3.5%
Expected term (years)	1.6	2.4
Expected volatility	61%	61%
Dividends	0.0%	0.0%

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

Note 10. Revolving Credit Facility

In August 2026, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with Salem Five Cents Savings Bank (“Lender”), which provides for a $10,000 asset-based revolving credit facility (“Revolving Credit Facility”) maturing in August 2028. The revolving credit facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, subject to customary exclusions.

Borrowings under the Revolving Credit Facility are limited by a borrowing base (“Borrowing Base”) determined as the lesser of (i) the $10,000 revolving commitment and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 75% of the value of eligible lease receivables, minus an availability reserve. Eligible accounts generally represent receivables arising in the ordinary course of business from the sale of goods or services to U.S. customers, and deemed eligible by the Lender in its permitted discretion. Eligible lease receivables generally represent the next twelve months’ lease payments and other amounts due (or to become due) and unpaid under an eligible lease.

Borrowings under the revolving credit facility bear interest at the 1-month term SOFR plus 3%, which reduces to 1-month term SOFR plus 2.5% if no event of default occurs in the first year. The revolving credit facility contains customary events of default, including, without limitation, failure to make any payment when due. The Company may terminate the revolving credit facility at any time.

The Company is required to maintain (i) a debt service coverage ratio, calculated on a trailing twelve-month basis, of at least 1.25 to 1.00, tested quarterly as of the end of each fiscal quarter, commencing the earlier of (a) the end of the fiscal quarter in which the Lender first makes a loan to the Company under the Credit Agreement and (b) March 31, 2027, and (ii) Minimum Adjusted EBITDA (as defined therein) for the fiscal year ending December 31, 2026 of not less than $800.

As of September 30, 2026, no amounts have been borrowed under the Revolving Credit Facility and $10,000 remained available for future borrowings.

The Company incurred debt issuance costs of $467. Debt issuance costs are amortized on a straight-lined basis to interest expense and is presented on the condensed statements of operations and comprehensive income (loss) in other income, net. During the three and nine months ended September 30, 2026, the Company amortized $32.

Note 11. Commitments and Contingencies

Purchase Obligation

The Company is a party to various supply agreements for the manufacture and supply of certain components. The supply agreements commit the Company to a minimum purchase obligation of approximately $9,694 over the next 27 months. The Company expects to meet these requirements.

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

IEEPA tariffs paid were capitalized in inventory and recognized in cost of goods sold as products subject to tariffs are sold. During the three and nine months ended September 30, 2026, the Company recorded $0 and $1,150 as a reduction of cost of goods sold in the condensed statements of operations associated with tariff refunds. During the three and nine months ended September 30, 2026, the Company received $894 and $1,135 in refunds and the remaining $15 was recorded as a receivable in other assets on the condensed balance sheet at September 30, 2026.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the terminated Merger Agreement and in the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. There were no provisions for legal liabilities at September 30, 2026 and 2025.

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

Note 13. Stockholders’ Equity

Common Stock

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. No cash dividend was declared on common stock during the three and nine months ended September 30, 2026 and 2025.

Note 14. Stock-Based Compensation

Stock-Based Incentive Plans

The 2020 Plan

In July 2020, the Board of Directors approved the LENSAR Inc. 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock unit awards, performance stock unit awards and other stock-based awards to recipients. The amount and terms of grants are determined by the Company’s Board of Directors or a duly authorized committee thereof. Participants must pay the Company, or make provisions to pay, any required withholding taxes by the date of the event creating the tax liability. Participants may satisfy the tax liability in cash or in stock. A total of 3,333 shares of common stock were initially reserved for issuance pursuant to the 2020 Plan. The number of shares available for issuance under the 2020 Plan includes an annual increase on the first day of each fiscal year beginning fiscal 2021, equal to the lesser of (i) 5% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board of Directors. As of September 30, 2026, the Company has reserved a total of 6,733 shares of common stock for issuance under the 2020 Plan.

The Inducement Plan

In February 2024, the Board adopted the 2024 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock or cash based awards (collectively, the “Inducement Awards”). The Inducement Plan was recommended for approval by the Compensation Committee of the Board and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. A maximum of 100 shares of common stock were reserved for issuance pursuant to the Inducement Plan. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, Inducement Awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board, or following a bona fide period of non-employment by the Company, if he or she is granted such Inducement Awards in connection with his or her commencement of employment with the Company and such grant is an inducement material to his or her entering into employment with the Company.

A summary of the shares available for issuance under the 2020 Plan and Inducement Plan (collectively, the “Incentive Plans”) is as follows:

	2020 Plan	Inducement Plan
Balance at December 31, 2025	684	81
Authorized	600	—
Granted/Awarded	(1,031)	—
Cancelled/Forfeited	200	2
Balance at September 30, 2026	453	83

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Option award activity under the Incentive Plans is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,809	$5.23	6.4	$11,587
Options granted	—	$—
Options exercised	(30)	$2.96
Options cancelled/forfeited	(109)	$6.25
Outstanding at September 30, 2026	1,670	$5.20	5.6	$2,846

Vested and expected to vest at September 30, 2026	1,670	$5.20	5.6	$2,846
Vested and exercisable at September 30, 2026	1,628	$5.24	5.6	$2,711

There were no options granted during the nine months ended September 30, 2026. The total fair value of options vested during the three and nine months ended September 30, 2026 was approximately $42 and $217, respectively. Total unrecognized compensation expense of $70 related to stock options will be recognized over a weighted average period of 0.8 years.

The following table summarizes information about stock options outstanding and vested as of September 30, 2026:

	Options Outstanding			Options Vested
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.15 - $3.10	293	6.3	$2.66	266	$2.66
$3.23	422	6.7	$3.23	422	$3.23
$3.27 - $5.95	38	7.3	$4.21	26	$4.22
$6.04	337	5.3	$6.04	337	$6.04
$6.07 - $13.48	580	4.7	$7.50	577	$7.49
	1,670	5.6	$5.20	1,628	$5.24

The Company estimated the fair value of stock-options using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of stock options was estimated using the following assumptions for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Risk-free interest rate	—	4.0 - 4.4%
Expected term (years)	—	6.0
Expected volatility	—	61%
Dividends	—	0.0%

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

Restricted stock unit and performance stock unit activity under the Incentive Plans is set forth below:

	Restricted Stock Units Outstanding
	Number of Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2025	949	$6.72
Restricted stock units granted	1,031	$5.74
Restricted stock units vested	(248)	$8.26
Restricted stock units cancelled	(62)	$5.87
Non-vested at September 30, 2026	1,670	$5.92

Vested and unreleased restricted stock units at September 30, 2026	110	$3.26

The total fair value of restricted stock units vested during the three and nine months ended September 30, 2026 was approximately $3 and $2,052, respectively. At September 30, 2026 there was approximately $6,959 of total unrecognized compensation expense related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

2020 Employee Stock Purchase Plan

In September 2020, the Board of Directors approved the LENSAR, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. A total of 340 shares of common stock were initially reserved for issuance. The number of shares available for issuance under the 2020 ESPP includes an increase on the first day of each fiscal year, beginning in 2022, by an amount equal to the lesser of (i) 1.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (ii) a lesser amount as determined by the Board of Directors. As of September 30, 2026, the Company has reserved 801 shares of common stock for issuance under the 2020 ESPP. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The 2020 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.

As of September 30, 2026, 545 shares of common stock have been issued to employees participating in the 2020 ESPP and 256 shares were available for future issuance under the 2020 ESPP. The grant date fair value of the shares to be issued under the Company’s 2020 ESPP was estimated using the Black-Scholes valuation model.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The following table sets forth the total stock-based compensation expense recognized under the Incentive Plans and the 2020 ESPP in the Company’s condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue – product	$—	$15	$—	$25
Cost of revenue – product	71	61	178	151
Cost of revenue – service	64	58	170	136
Selling, general and administrative expenses	633	631	1,342	1,724
Research and development expenses	82	85	197	234
Total	$850	$850	$1,887	$2,270

Total unrecognized stock-based compensation expense is expected to be amortized as follows:

Fiscal Year	Amount
Remainder of 2026	$820
2027	2,741
2028	2,285
2029	870
2030	313
Total unrecognized stock-based compensation expense	$7,029

The amounts included in this table are based on restricted stock units, performance stock units, and stock options outstanding at September 30, 2026 and assumes the requisite service period is fulfilled for all awards outstanding. Actual stock-based compensation expense in future periods may vary from those reflected in the table.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

Note 15. (Loss) Income per Share

The following is a reconciliation of the numerator ((loss) income) and the denominator (number of shares) used in the basic and diluted loss per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net (loss) income	$(4,723)	$(3,713)	$35,144	$(32,822)
Percentage allocated to common stockholders(1)	100%	100%	50%	100%
Numerator for basic (loss) income per common share	$(4,723)	$(3,713)	$17,556	$(32,822)
Undistributed income allocated to Series A Convertible Preferred Stock	—	—	11,347	—
Undistributed income allocated to Series A and Series B Warrants	—	—	6,241	—
Change in fair value of warrant liabilities	—	—	(21,813)	—
Numerator for diluted (loss) income per common share	$(4,723)	$(3,713)	$13,331	$(32,822)

Denominator
Weighted average number of shares of common stock, basic	12,398	12,044	12,286	11,920
Series A Convertible Preferred Stock	—	—	7,940	—
Series A Warrants and Series B Warrants	—	—	2,715	—
Options	—	—	580	—
Restricted stock units and performance stock units	—	—	347	—
Weighted average number of common stock, diluted	12,398	12,044	23,868	11,920

Basic (loss) income per common share	$(0.38)	$(0.31)	$1.43	$(2.75)
Diluted (loss) income per common share	$(0.38)	$(0.31)	$0.56	$(2.75)

(1) Basic weighted average common stock outstanding	12,398	12,044	12,286	11,920
Basic weighted average participating securities (Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants)	—	—	12,308	—
Total basic weighted average common stock and participating securities (Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants)	12,398	12,044	24,594	11,920
Percentage allocated to common stockholders	100%	100%	50%	100%

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

The Company excluded the following amounts of equity securities from its diluted loss per share calculations for the three and nine months ended September 30, 2026 and 2025 because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series A Redeemable Convertible Preferred Stock	7,940	7,940	—	7,940
Series A Warrants and Series B Warrants	4,367	4,367	—	4,367
Restricted stock units and performance stock units	615	951	8	951
Outstanding stock options	887	1,828	171	1,828

The anti-dilutive weighted average shares excluded from the diluted loss per share calculations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series A Redeemable Convertible Preferred Stock	7,940	7,940	—	7,940
Series A Warrants	1,410	1,762	—	1,758
Series B Warrants	1,216	1,657	—	1,652
Restricted stock units and performance stock units	615	444	3	512
Outstanding stock options	887	1,036	171	1,013
Total	12,068	12,839	174	12,875

Note 16. Segment Information

The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on an entity-wide basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses revenue and net income (loss) to assess segment performance and allocate resources by comparing actual results to budget. The measure of segment assets is reported on the balance sheet as total assets. As of September 30, 2026 and December 31, 2025, 99% of long-lived assets were in the United States. Revenue is attributed to a geographic region based on the location of the customer, refer to Note 3, Revenue from Contracts with Customers.

A reconciliation of significant segment expenses to net (loss) income is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$14,131	$14,316	$44,054	$42,410
Less:
Personnel expense	6,543	6,881	20,208	20,667
Acquisition-related costs	—	5,275	(4,373)	13,674
Other cost of revenue[1]	2,698	4,741	9,483	12,072
Other research and development expense[1]	280	391	867	1,194
Other sales and marketing expense[1]	1,068	1,051	2,833	3,925
Other general and administrative expense[1]	3,055	1,565	6,900	4,964
Stock-based compensation expense	850	835	1,887	2,245
Change in fair value of warrant liabilities	3,365	(3,734)	(21,813)	13,648
Depreciation expense	843	928	2,625	2,637
Amortization expense	227	229	684	691
Acquisition-related income	-	—	(10,000)	—
Other income, net	(75)	(133)	(391)	(485)
Net (loss) income	$(4,723)	$(3,713)	$35,144	$(32,822)

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

We are focused on continuous innovation and launched our proprietary next generation ALLY System in 2022. The ALLY System is designed to transform premium cataract surgery by utilizing our advanced robotic technologies with the ability to perform the entire procedure in a sterile operating room or in-office surgical suite, delivering operational efficiencies and reducing overhead. Our ALLY System received clearance from the U.S. Food and Drug Administration, or FDA, in June 2022 and was certified in August 2024 under Regulation (EU) No 2017/745, or EU Medical Devices Regulation. The ALLY System is available to all U.S. and European Union, or EU, cataract surgeons and has also received regulatory clearance in India, Taiwan, South Korea, as well as certain other countries. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearances or certifications, among other factors. Our future revenue and cash flows will depend on, among other factors, our installed base of Systems and the timing of and applicable clearances for our ALLY System.

We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and distributors in Europe and Asia and other targeted international markets. We believe there is significant opportunity for us to expand our presence in these countries and other markets and regions, subject to applicable regulatory clearance or certification. In the United States, we sell our products through a direct sales organization that, as of September 30, 2026, consisted of approximately 70 commercial professionals, including regional sales managers, clinical applications and outcomes specialists, field service, marketing, technical and customer support personnel. We manufacture our Systems at a facility in Orlando, Florida. We purchase custom and off-the-shelf components from a number of suppliers, including some single-source suppliers. We purchase the majority of our components and major assemblies through purchase orders with limited long-term supply agreements and generally do not maintain large volumes of finished goods. We strive to maintain enough inventory of our various component parts to avoid the impact of potential disruptions in the supply chain; however, availability of these components can be outside of our control.

Our revenue decreased from $14.3 million for the three months ended September 30, 2025 to $14.1 million for the three months ended September 30, 2026, representing a decrease of 1%, primarily due to decreased System sales offset by increased procedure volume. Our net loss was $4.7 million for the three months ended September 30, 2026 compared to $3.7 million for the three months ended September 30, 2025. The change in net loss was primarily due to the change in fair value of warrant liabilities. Our revenue increased from $42.4 million for the nine months ended September 30, 2025 to $44.1 million for the nine months ended September 30, 2026, representing an increase of 4%, primarily due to an increase in procedure volume offset by a decrease in System sales. Our net income was $35.1 million for the nine months ended September 30, 2026 compared to a net loss of $32.8 million for the nine months ended September 30, 2025. Our installed base of Systems is approximately 450 as of September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
System	$1,547	$3,546	$5,192	$8,754
Recurring revenue:
Procedure	9,168	7,821	28,641	24,441
Lease	1,712	1,560	5,165	5,089
Service	1,704	1,389	5,056	4,126
Total recurring revenue	12,584	10,770	38,862	33,656
Total revenue	$14,131	$14,316	$44,054	$42,410
Recurring revenue %	89%	75%	88%	79%

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

Seasonality

We have historically experienced seasonal variations in the sales and leases of our products, with our fourth quarter typically being the strongest and the first and third quarters being the slowest. We believe these seasonal variations are consistent across our industry.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
(Dollars in thousands)	2026	2025	Year (%)	2026	2025	Year (%)
Revenue
Product	$10,715	$11,367	(6)%	$33,833	$33,195	2%
Lease	1,712	1,560	10%	5,165	5,089	1%
Service	1,704	1,389	23%	5,056	4,126	23%
Total revenue	$14,131	$14,316	(1)%	$44,054	$42,410	4%
Cost of revenue (excluding intangible amortization)
Product	$3,494	$5,649	(38)%	$11,280	$14,430	(22)%
Lease	836	909	(8)%	2,576	2,598	(1)%
Service	1,637	1,722	(5)%	5,876	5,197	13%
Total cost of revenue	$5,967	$8,280	(28)%	$19,732	$22,225	(11)%

Revenue

Three Months Ended September 30, 2026 compared with the Three Months Ended September 30, 2025

Total revenue for the three months ended September 30, 2026 decreased by $0.2 million, or 1%, compared to the three months ended September 30, 2025.

Product revenue for the three months ended September 30, 2026 decreased by $0.7 million, or 6%, compared to the three months ended September 30, 2025. The decrease was primarily attributable to decreased System sales of $2.0 million offset by increased procedure volume of $1.3 million associated with the growth in our installed base of Systems.

The following table provides information about procedure volume:

	2026	2025	2024
Q1	54,094	52,347	39,486
Q2	58,682	52,100	42,203
Q3	52,545	46,811	42,231
Q4	—	54,756	45,586
Total procedure volume	165,321	206,014	169,506

Service revenue for the three months ended September 30, 2026 increased by $0.3 million, or 23%, compared to the three months ended September 30, 2025. The increase was primarily attributable to the increased number of Systems in our installed base. Our U.S. sales represented 77% and 68% of product and service revenue for the three months ended September 30, 2026 and 2025, respectively.

Lease revenue for the three months ended September 30, 2026 increased by $0.2 million, or 10%, compared to the three months ended September 30, 2025. The increase was primarily attributable to an increase in leased Systems.

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

Nine Months Ended September 30, 2026 compared with the Nine Months Ended September 30, 2025

Total revenue for the nine months ended September 30, 2026 increased by $1.6 million, or 4%, compared to the nine months ended September 30, 2025.

Product revenue for the nine months ended September 30, 2026 increased by $0.6 million, or 2%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to increased procedure volume of $4.2 million associated with the growth of our installed base of Systems offset by decreased System sales of $3.6 million.

Service revenue for the nine months ended September 30, 2026 increased by $0.9 million, or 23%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to the increased number of Systems in our installed base. Our U.S. sales represented 73% and 62% of product and service revenue for the nine months ended September 30, 2026 and 2025, respectively.

Lease revenue for the nine months ended September 30, 2026 increased by $0.1 million, or 1%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase in leased ALLY Systems, partially offset by a decrease in the number of leased LLS units.

Cost of Revenue

Three Months Ended September 30, 2026 compared with the Three Months Ended September 30, 2025

Total cost of revenue for the three months ended September 30, 2026 decreased by $2.3 million, or 28%, compared to the three months ended September 30, 2025.

Cost of product revenue for the three months ended September 30, 2026 decreased by $2.2 million, or 38%, compared to the three months ended September 30, 2025. The decrease in cost of product revenue was primarily due to the decrease in System sales.

We import certain raw materials for our ALLY System and PIDs from regions that have been impacted by the tariffs imposed by the U.S. government. This has resulted in an increase in the cost of our products and a negative impact to our gross profit margin.

Cost of service revenue for the three months ended September 30, 2026 decreased by $0.1 million, or 5%, compared to the three months ended September 30, 2025. The decrease in cost of service revenue was primarily due to lower service activity and costs.

Cost of lease revenue for the three months ended September 30, 2026 decreased by $0.1 million, or 8%, compared to the three months ended September 30, 2025. The decrease in cost of lease revenue was primarily due to older LLS fully depreciating offset by new ALLY System leases.

Nine Months Ended September 30, 2026 compared with the Nine Months Ended September 30, 2025

Total cost of revenue for the nine months ended September 30, 2026 decreased by $2.5 million, or 11%, compared to the nine months ended September 30, 2025.

Cost of product revenue for the nine months ended September 30, 2026 decreased by $3.2 million, or 22%, compared to the nine months ended September 30, 2025. The decrease in cost of product revenue was primarily due to the decrease in System sales and a $1.1 million IEEPA tariff refund recorded in the nine months ended September 30, 2026.

Cost of service revenue for the nine months ended September 30, 2026 increased by $0.7 million, or 13%, compared to the nine months ended September 30, 2025. The increase in cost of service revenue was primarily due to the increased number of Systems in our installed base.

Cost of lease revenue was consistent at $2.6 million for the nine months ended September 30, 2026 and 2025.

Operating Expenses

Three Months Ended September 30, 2026 compared with the Three Months Ended September 30, 2025

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2026 decreased by $4.0 million, or 33%, compared to the three months ended September 30, 2025. General and administrative costs decreased by $5.3 million of acquisition-related costs incurred during the three months ended September 30, 2025, which were not incurred for the three months ended September 30, 2026. Professional fees increased $1.1 million due to strategic transaction-related costs.

Research and Development. Research and development expenses for the three months ended September 30, 2026 decreased by $0.1 million, or 4%, compared to the three months ended September 30, 2025.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for the three months ended September 30, 2026, consistent with the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 compared with the Nine Months Ended September 30, 2025

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2026 decreased by $18.1 million, or 52%, compared to the nine months ended September 30, 2025. General and administrative costs decreased by $18.0 million primarily due to acquisition-related costs.

Research and Development. Research and development expenses for the nine months ended September 30, 2026 decreased by $0.4 million, or 8%, compared to the nine months ended September 30, 2025.

Amortization of Intangible Assets. Amortization of intangible assets was $0.7 million for the nine months ended September 30, 2026, consistent with the nine months ended September 30, 2025.

Non-Operating Income and Expense, Net

Non-operating income and expenses, net for the three months ended September 30, 2026 were $3.3 million of expense as compared to $3.9 million of income for the three months ended September 30, 2025. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period.

Non-operating income and expenses, net for the nine months ended September 30, 2026 were $32.2 million of income as compared to $13.2 million of expense for the nine months ended September 30, 2025. Non-operating income and expenses consisted primarily of the change in fair value of warrant liabilities in each period and $10.0 million in acquisition-related income from the Merger Deposit in the nine months ended September 30, 2026.

Non-GAAP Financial Measures

We prepare and analyze operating and financial data and non-GAAP measures to assess the performance of our business, make strategic and offering decisions and build our financial projections. The key non-GAAP measures we use, EBITDA and Adjusted EBITDA, are reconciled to net (loss) income below for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net (loss) income	$(4,723)	$(3,713)	$35,144	$(32,822)
Less: Interest income	(75)	(133)	(391)	(485)
Add: Depreciation expense	843	928	2,625	2,637
Add: Amortization expense	227	229	684	691
EBITDA	(3,728)	(2,689)	38,062	(29,979)
Add: Stock-based compensation expense	850	850	1,887	2,270
Add: Change in fair value of warrant liabilities	3,365	(3,734)	(21,813)	13,648
Add: Acquisition-related costs	—	5,275	(4,373)	13,674
Less: Acquisition-related income	—	—	(10,000)	—
Add: Strategic transaction-related costs	1,182	—	1,182	—
Adjusted EBITDA	$1,669	$(298)	$4,945	$(387)

EBITDA is defined as net (loss) income before interest expense, interest income, income tax expense, depreciation and amortization expenses. EBITDA is a non-GAAP financial measure. EBITDA is included in this filing because we believe that EBITDA provides meaningful supplemental information for investors regarding the performance of our business and facilitates a meaningful evaluation of actual results on a comparable basis with historical results. Adjusted EBITDA is also a non-GAAP financial measure. We believe Adjusted EBITDA, which is defined as EBITDA and further excluding stock-based compensation expense, change in fair value of warrant liabilities, acquisition-related costs and income, and strategic transaction-related costs provides meaningful supplemental information for investors when evaluating our results and comparing us to peer companies as stock-based compensation expense and change in fair value of warrant liabilities are significant non-cash charges, and acquisition-related costs and income and strategic transaction-related costs are not part of our core operating performance. We use these non-GAAP financial measures in order to have comparable financial results to analyze changes in our underlying business from quarter to quarter. However, there are a number of limitations related to the use of non-GAAP measures and their nearest GAAP equivalents. For example, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance and, therefore, any non-GAAP measures we use may not be directly comparable to similarly titled measures of other companies. Investors should not consider our non-GAAP financial measures in isolation or as a substitute for an analysis of our results as reported under GAAP.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2026 and 2025, we had net income of $35.1 million and net loss of $32.8 million, respectively, and as of September 30, 2026, we had an accumulated deficit of $142.4 million. Net income for the nine months ended September 30, 2026 was primarily due to non-operating income consisting of the change in fair value of warrant liabilities and the Merger Deposit. The change in fair value of warrant liabilities increased net income by $21.8 million in the nine months ended September 30, 2026, and it is difficult to predict how the fair value of warrant liabilities will impact our future results. The change in fair value of the warrant liability was a result of the decrease in the Company’s stock price during the nine months ended September 30, 2026. We expect to continue to incur losses and operating cash outflows for the near-term future.

Our liquidity needs will be largely determined by our ability to successfully commercialize our products, additional regulatory clearances or certifications, the launch of the ALLY System in additional jurisdictions in the future, and levels of investment in sales, marketing, research, and development costs. The ALLY System has received regulatory approval in the United States, India, Taiwan, South Korea, as well as certain other countries, and certification in the EU. Our growth, market presence and ability to sell the ALLY System will depend on whether the ALLY System receives additional regulatory clearances or certifications and the timing of these clearance or certifications, among other factors. In addition, our future revenue and cash flows will depend on, among other factors, our installed base of Systems, and the timing of and applicable clearances for our ALLY System.

The successful commercialization of the ALLY System depends in part on the Company’s ability to produce the ALLY System in sufficient quantities, within requested timing and at an acceptable price to satisfy customer demand.

Our primary sources of liquidity are our cash and cash equivalents, cash from the sale and lease of our Systems and the sale of our consumables, and a $10.0 million asset-based revolving credit facility secured in August 2026. We maintain cash balances with financial institutions in excess of insured limits. As discussed above, ongoing global supply chain disruptions, inflationary pressures, uncertainty regarding tariffs, and other macroeconomic conditions have negatively affected our capital requirements and more operating capital may be needed to fund our operations in the future. We have also experienced some reduced activity by our distributors following the announcement of the Merger. Our results could be adversely impacted if our distributors do not resume their sales activity to previous levels. Based on our current operating plan, we believe we have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements included in this Quarterly Report.

In the future, we may need to raise additional capital through equity or debt financings, borrowings under credit facilities or from other sources to continue our operations. We may issue securities, including common stock, preferred stock, warrants, and/or debt securities through private placement transactions or registered public offerings in the future. If we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

In March 2026, we entered into a Priority Credit Line Agreement, or the PCL Agreement, with Wells Fargo Bank, N.A, or Wells Fargo, which was subsequently terminated in August 2026. The PCL Agreement provided for a revolving, non-purpose margin credit facility, secured by a first-priority lien on a designated brokerage account maintained at Wells Fargo, or the Collateral Account, of an amount based on the collateral value in the Collateral Account. We were permitted to borrow 90% to 95% of the Collateral Account value under the PCL Agreement. Borrowings under the PCL Agreement would bear interest, at our election, at either (i) a fixed rate based on the Treasury Yield plus an applicable margin, over a designated term, or (ii) a variable rate based on the Secured Overnight Financing Rate (SOFR) plus an applicable margin. The PCL Agreement contained customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PCL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account. No borrowings occurred under the PCL Agreement while in effect.

In August 2026, the Company entered into a $10.0 million asset-based revolving credit facility with Salem Five Cents Savings Bank (the “Revolving Credit Facility”). The Revolving Credit Facility is secured by a first priority perfected security interest in substantially all of the assets of the Company, subject to customary exclusions. The amount available to borrow is based on certain accounts receivable and future lease receivables. Borrowings under the revolving credit facility bear interest at the 1-month term SOFR plus 3%, which reduces to 1-month term SOFR plus 2.5% if no event of default occurs in the first year. The Revolving Credit Facility contains customary events of default, including, without limitation, failure to make any payment when due. The Revolving Credit Facility expires, and any amounts outstanding thereunder will become due and payable, on August 10, 2028 (the “Revolver Termination Date”), but we may terminate at any time prior to the Revolver Termination Date without premium or penalty. As of September 30, 2026, no amounts have been borrowed under the Revolving Credit Facility.

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

Our material contractual obligations and commercial commitments at September 30, 2026 primarily consist of $2.2 million in operating lease liabilities for our facility lease and $9.7 million in remaining minimum purchase obligations for inventory components for the manufacture and supply of certain components within the next 27 months. In addition, we owe $6.8 million in acquisition-related costs, of which $4.9 million is classified as accounts payable, current and $1.9 million is classified as accounts payable, long-term on the condensed balance sheet at September 30, 2026. Furthermore, in connection with negotiated reduced acquisition-related cost payments, the Company agreed to pay certain acquisition-related vendors $1,000 in the event of a change in control.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed statements of cash flows:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Net cash used in operating activities	$(5,264)	$(15,449)
Net cash provided by (used in) investing activities	4,853	(2,961)
Net cash provided by financing activities	59	9,784
Net decrease in cash and cash equivalents	$(352)	$(8,626)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $5.3 million, consisting primarily of net income of $35.1 million offset by net non-cash income of $26.0 million and an increase in net operating assets of $14.4 million. Non-cash income primarily consisted of the change in fair value of warrant liabilities and acquisition-related income from recognizing the Merger Deposit. The increase in net operating assets was primarily due to increases in inventory, reductions in accounts payable and accrued liabilities, offset by lower accounts receivable.

Net cash used in operating activities for the nine months ended September 30, 2025 was $15.4 million, consisting primarily of a net loss of $32.8 million and an increase in net operating assets of $2.1 million, partially offset by non-cash charges of $19.4 million. The increase in net operating assets was primarily due to higher inventory levels, partially offset by higher accounts payable. Non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, and change in fair value of warrant liabilities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $4.9 million, consisting primarily of maturities of investments.

Net cash used in investing activities for the nine months ended September 30, 2025 was $3.0 million, consisting primarily of investment purchases, offset by maturities of investments.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was not material.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $9.8 million, consisting primarily of the Merger Deposit.

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

There have been no significant and material changes in our critical accounting estimates during the three months ended September 30, 2026, as compared to those disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Recently Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements included in this Quarterly Report for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and short-term and long-term investments of $12.6 million as of September 30, 2026. We generally hold our cash and cash equivalents in interest-bearing bank accounts, money market funds, and U.S. treasury bills. Our investments consist primarily of U.S. treasury bills and agency bonds, as well as certificates of deposit. All our investments are classified as available-for-sale. Our cash and cash equivalents are held in deposit demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Management has reviewed the financial situation and government guarantees to depositors, if applicable, of the financial institutions and believes there to be little or no credit risk to us. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of September 30, 2026.

In addition, we are exposed to changes in interest rates under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at the 1-month term SOFR plus 3%, which reduces to 1-month term SOFR plus 2.5% if no event of default occurs in the first year. As of November 10, 2026, we had no borrowings outstanding under the Revolving Credit Facility.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our credit risk with respect to accounts receivable and notes receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers. We do have the ability to disable a system’s ability to operate for lack of payment and, in the case of notes receivable, repossess the system if scheduled payments lapse. As of September 30, 2026, no customer accounted for more than 10% of our accounts receivable, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, refer to Note 11, Commitments and contingencies, to our unaudited financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

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

For the years ended December 31, 2024 and 2025, we had net losses of $31.4 million and $34.3 million, respectively, and for the nine months ended September 30, 2025 and 2026, we had net losses of $32.8 million and net income of $35.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $142.4 million. We expect to continue to incur losses for the near-term future as a result of building our commercial and clinical infrastructure, pursuing further U.S. Food and Drug Administration, or FDA, and other regulatory body clearance or certification of and our further commercial launch of our proprietary, next generation cataract treatment system, known as our ALLY System, and investing in research and development. In addition, as a public company, we will incur significant legal, accounting and other expenses. We cannot make assurances that we will ever generate sufficient revenue from our operations to achieve profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively affect the value of our securities and our ability to raise capital and continue operations.

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

Additionally, we rely exclusively on a network of independent distributors to generate sales and leases of our Systems as well as purchases of our consumables and licensed applications outside of the United States. For the nine months ended September 30, 2026, one customer accounted for approximately 14% of our revenue. This customer concentration exposes us to a material adverse effect if any of these significant distributors were to significantly reduce purchases for any reason or favor competitors or new market participants. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our Systems upon receiving regulatory clearance or certification in the applicable region, as well as our ability to sell those Systems in the region formerly serviced by such terminated distributor could be harmed. In addition, our international distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe are necessary to enable the products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

Furthermore, if we issue equity securities to raise additional capital, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. For example, in May 2023, we sold to NR-GRI Partners, LP, or NR-GRI, shares of Series A Redeemable Convertible Preferred Stock and warrants to purchase shares of our common stock, or Warrants, that collectively represented approximately 50.0% of our total outstanding shares of common stock based on our shares outstanding as of September 30, 2026, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash, pursuant to a Securities Purchase Agreement, or the SPA. So long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 12, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions. The Series A Redeemable Convertible Preferred Stock ranks senior to the common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Series A Redeemable Convertible Preferred Stock will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Series A Redeemable Convertible Preferred Stock are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Series A Redeemable Convertible Preferred Stock, and any other repurchase or redemption rights or liquidation preferences we may assign to holders of preferred stock in the future, could affect the residual value of the common stock.

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

As of November 10, 2026, no revolving credit loans were outstanding under the Revolving Credit Facility. To the extent our cash flow from operations are needed to satisfy the payment of principal and interest on our debt, we will have less availability from such cash flow to fund operations, capital expenditures, and future business opportunities.

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

In order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE mark, to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. Our devices have obtained certification under the EU Medical Devices Regulation.

We must maintain compliance with the applicable requirements of the EU Medical Devices Regulation in order to continue marketing and selling our devices in the EU. The aforementioned EU rules are generally applicable in the EEA which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU and these three countries.

Under the EU Medical Devices Regulation, we must also inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality management system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

On June 16, 2025, an amendment to the Medical Devices Regulations 2002, or UK Medical Devices Regulations became applicable, which sought to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain (“GB”). It also intended to bring the UK regulatory framework for medical devices, which is based on the EU Medical Devices Directive, into closer alignment with the EU Medical Devices Regulation.

Currently, under the UK Medical Devices Regulations, in order to be lawfully placed on the GB market, class I (non-sterile, non-measuring or non-re-useable) medical devices need to be UK Conformity Assessment (“UKCA”) self-certified, and other medical devices need to be UKCA certified by a UK approved body. However, certain medical devices compliant with the EU medical devices framework may continue to be placed on the GB market. In the case of devices compliant with: (1) the EU Medical Devices Directive – until certificate expiration or June 30, 2028 (whichever is earlier); or (2) the EU Medical Devices Regulation – until June 30, 2030. From February 16, 2026 to April 10, 2026, the UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) ran a consultation regarding the indefinite recognition of CE-marked medical devices compliant with the EU Medical Devices Regulation in GB – the outcome of which is currently awaited.

Separately, on May 8, 2026, the MHRA published a draft amendment to the UK Medical Devices Regulations (the “Draft Amendment”), that if implemented, will update the pre-market requirements for medical devices in Great Britain. Currently, medical devices and their labelling (e.g., packaging and instructions for use) need to bear a physical UKCA mark to be lawfully placed on the GB market, but the Draft Amendment would remove this requirement. If this change is implemented, we may no longer be required to affix the physical UKCA mark to our medical devices, but we may need to assign and affix a Unique Device Identifier (“UDI”) to the device and register the UDI in a publicly accessible database. The Draft Amendment would also align the UK Medical Devices Regulations with the EU Medical Devices Regulations on: (i) risk-based product classification; (ii) restrictions on misleading or unsubstantiated claims; and (iii) safety and performance requirements. The Draft Amendment is expected to be adopted in December 2026 and come into force in June 2027, subject to review and approval by the UK Parliament.

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

In addition, the regulatory landscape related to medical devices in the EU recently evolved, and continues to undergo legislative changes. On May 26, 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. These requirements are in active implementation and may change as the European Commission adopts additional implementing acts and considers targeted revisions to related medical device rules. In addition, on December 16, 2025, the European Commission published a targeted revision proposal of the EU Medical Devices Regulation to address structural issues, certification delays, and burdens on Small and medium-sized enterprises (“SMEs”). The proposal is currently being examined by the European Parliament and the Council under the ordinary legislative procedure. In Parliament, an indicative first-reading vote is expected in December 2026. The proposal therefore remains subject to amendment before adoption, which may not occur until 2027.

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

Revenue derived from operations outside of the United States is subject to requirements under the U.S. Treasury Department’s Office of Foreign Assets Control, anti-corruption, anti-bribery and similar laws, such as the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. The FCPA prohibits, among other things, improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Recently, the U.S. Department of Justice has increased its enforcement activities with respect to the FCPA.

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

We own numerous issued patents and pending patent applications. As of September 30, 2026, we owned approximately 77 U.S. patents, 22 pending U.S. patent applications, 268 issued foreign patents, and 72 pending foreign and Patent Cooperation Treaty applications. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We may use AI Technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI Technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.

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

In Europe, the EU Artificial Intelligence Act, or the EU AI Act, entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from December 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI systems in the EU and depending on the AI use case includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover for use of prohibited AI, and €15 million or 3% of such turnover for other non-compliance. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive are expected to have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the GDPR, which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on individuals, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union, or the CJEU, has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision-making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Members of our management and our board of directors hold or beneficially own a significant portion of our common stock and may sell their shares of our common stock to the extent not restricted by contract or under securities laws. We have filed registration statements registering shares that we may issue under our equity compensation plan and employee stock purchase plan. In addition, we have filed a resale registration statement registering shares of our common stock issuable upon conversion of our Series A Redeemable Convertible Preferred Stock and exercise of outstanding Warrants. The total number of shares of common stock offered under the resale registration statement represented approximately 50.0% of our total outstanding shares of common stock based on our shares outstanding as of September 30, 2026, assuming full conversion of the Series A Redeemable Convertible Preferred Stock and full exercise of the Warrants for cash. We may file additional registration statements relating to shares or awards held by our management and board of directors in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and such declines may be significant. The perception that these sales could occur may also depress the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Pursuant to the SPA, we issued an aggregate of 20,000 shares of a newly established series of preferred stock designated as “Series A Convertible Preferred Stock, par value $0.01 per share,” which have a stated value of $1,000 per share and are convertible into shares of common stock. Holders of shares of Series A Redeemable Convertible Preferred Stock are entitled to vote on an as-converted basis with holders of shares of common stock. In addition, so long as NR-GRI and its affiliates collectively beneficially own at least twenty percent of the securities issued pursuant to the SPA, including the Series A Redeemable Convertible Preferred Stock, we may not, without the consent of NR-GRI, liquidate, dissolve, or wind up our affairs or effect a merger or sale of the Company or other Fundamental Transaction (as defined in Note 12, Redeemable Convertible Preferred Stock, included elsewhere in this Quarterly Report); create, authorize, or issue shares of capital stock that are senior or pari passu to the Series A Redeemable Convertible Preferred Stock; complete an acquisition with consideration above $1.0 million; incur debt in excess of $1.0 million; change our line of business; or enter into certain related-party transactions.

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

North Run Capital, LP, or North Run, and its affiliates held 44.9% of the voting power of our capital stock based on shares outstanding as of September 30, 2026, in addition North Run may acquire additional shares of common stock and voting power upon exercise of the Warrants. For as long as North Run and its affiliates hold a significant amount of our Series A Redeemable Convertible Preferred Stock

and common stock, they will be able to exert significant control over us. This concentrated control may limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that stockholders may believe are in their best interest. North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1+	Separation and Distribution Agreement between PDL BioPharma, Inc. and LENSAR, Inc.	Form 8-K	001-39473	2.1	10/2/2020

3.1	Amended and Restated Certificate of Incorporation of LENSAR, Inc.	Form 8-K	001-39473	3.1	10/2/2020

3.2	Amended and Restated Bylaws of LENSAR, Inc.	Form 10-Q	001-39473	3.2	11/07/2024

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed May 18, 2023	Form 8-K	001-39473	3.1	5/18/2023

4.1	Form of Certificate of Common Stock	Form 10/A	001-39473	4.1	9/14/2020

4.2	Registration Rights Agreement, dated May 12, 2023, between LENSAR, Inc, and NR-GRI Partners, LP	Form 8-K	001-39473	10.2	5/15/2023

4.3	Class A Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.1	5/18/2023

4.4	Class B Common Stock Purchase Warrant, dated May 18, 2023	Form 8-K	001-39473	4.2	5/18/2023

10.1	Loan and Security Agreement, dated August 10, 2026, by and between the Company and Salem Five Cents Savings Bank	Form 10-Q	001-39473	10.2	8/13/2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENSAR, Inc.

Date: November 10, 2026	By:	/s/ Nicholas T. Curtis
Nicholas T. Curtis
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026		/s/ Michael A. Rossi
Michael A. Rossi
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2026		/s/ Kendra W. Wong
Kendra W. Wong
Principal Accounting Officer
(Principal Accounting Officer)